Form 10-Q
period 1996-03-31
FORCENERGY GAS EXPLORATION INC
filed 1996-05-15
CIK 946140

FORCENERGY GAS EXPLORATION, INC.

                              INDEX


                                                       Page Number
Part I.  FINANCIAL INFORMATION:

Item I.  Financial Statements
  a)     Balance Sheets - March 31, 1996 and
          December 31, 1995                                 1

  b)     Statements of Operations - Three months ended
          March 31, 1996 and 1995                           2

  c)     Statements of Cash Flows - Three months ended
          March 31, 1996 and 1995                           3

  d)     Notes to Financial Statements                      4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               5


Part II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                   9

Part I.  FINANCIAL INFORMATION
     Item 1. Financial Statements

                FORCENERGY GAS EXPLORATION, INC.

                         BALANCE SHEETS
                           (unaudited)


                                                      (in thousands)
                                            March 31, 1996  December 31, 1995
ASSETS:
Current Assets:
 Cash                                              $   101       $ 2,996
 Accounts receivable, net                           18,634        16,338
 Other current assets                                8,528         5,986
   Total current assets                             27,263        25,320
Investment in surety bonds, at cost                  6,205         6,164
Property, plant and equipment, at cost (full
 cost method) net of accumulated depletion,
 depreciation and amortization                     316,227       298,832
Other assets                                         4,484         4,774
                                                  $354,179      $335,090

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
 Accounts payable                                  $19,607       $17,811
 Other accrued liabilities                          18,641        15,000
 Accrued acquisition obligation                      -             4,284
   Total current liabilities                        38,248        37,095
Long-term debt                                     144,533       130,729
Deferred income taxes                               14,619        12,305

Stockholders' Equity
 Preferred stock, $.01 par value, 5,000,000
   shares authorized;none issued or outstanding        -             -
 Common stock, $.01 par value, 50,000,000
   shares authorized; 18,260,447 issued and
   outstanding at March 31, 1996 and December 31,
   1995, respectively                                  183           183
 Capital in excess of par value                    163,378       163,378
 Accumulated deficit                                (6,782)       (8,600)
   Total stockholders' equity                      156,779       154,961
                                                  $354,179      $335,090


 The accompanying notes are an integral part of these financial statements.

                FORCENERGY GAS EXPLORATION, INC.

                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                                     (in thousands, except per share data)
                                         Three Months Ended March 31,
                                                1996        1995
Revenues:
 Oil and gas sales                            $28,342     $16,925
 Other                                            126         114
                                               28,468      17,039


Expenses:
 Lease operating                                8,736       6,235
 Depletion, depreciation and amortization      11,556       7,786
 Production taxes                                 724         416
 General and administrative                     1,790       1,274
 Amortization of debt issuance costs              238         241
                                               23,044      15,952

Income from operations                          5,424       1,087
Interest and other income                         111         126
Interest expense, net of amounts capitalized   (2,636)     (2,828)
Income (loss) before income taxes               2,899      (1,615)
Income tax provision (benefit)                  1,081        (601)
Net income (loss)                             $ 1,818     $(1,014)

Net income (loss) per share                   $   .10     $  (.11)

Weighted average number of common shares       18,260       9,040







 The accompanying notes are an integral part of these financial statements.

                FORCENERGY GAS EXPLORATION, INC.

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                 (in thousands)
                                            Three Months Ended March 31,
                                                  1996          1995
Cash flows from operating activities:
 Net income (loss)                              $ 1,818       $(1,014)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
 Depletion, depreciation and amortization        11,794         8,027
 Deferred taxes                                   1,081          (601)
 Deferred interest                                  770           510
 Other                                              (41)          (39)
 Changes in working capital                      (2,061)        2,398
                                                 11,543        10,295
Net cash provided by operating activities:       13,361         9,281

Cash flows from investing activities:
 Acquisitions of oil and gas properties            -          (29,981)
 Capital expenditures                           (26,078)       (4,421)
 Payment of accrued capital cost                 (4,284)           -
 Purchase of surety bonds                          -             (170)
 Sales of oil and gas properties                  1,072            -
Net cash used in  investing activities          (29,290)      (34,572)

Cash flows from financing activities:
 Net borrowings under senior credit facility     13,034        22,440
Net cash provided by financing activities        13,034        22,440

Net decrease in cash                             (2,895)       (2,851)
Cash at beginning of period                       2,996         3,188
Cash at end of period                           $   101       $   337

Supplemental disclosures about cash flow information:
 Cash paid for interest investment activities:  $ 3,540       $ 2,348
 Investing activities:
  At March 31, 1996 and December 31, 1995 the Company had accrued
  additions   to  oil  and  gas  properties  in  the  amount   of
  $18,353,000 and $15,641,000, respectively resulting in a net non-cash investment in oil and gas properties amounting to $2,712,000 during the quarter ended March 31, 1996.



 The accompanying notes are an integral part of these financial statements.

                 FORCENERGY GAS EXPLORATION, INC.
                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1   --    BASIS OF PRESENTATION

    The Balance Sheet of Forcenergy Gas Exploration, Inc. at March 31, 1996 and the Statements of Operations and Cash Flows for the quarter ended March 31, 1996 indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Additionally, revenue from plant products have been reclassified into "Oil and gas sales" from "Other" for the quarter ended March 31, 1995 to be consistent with the current year presentation.

NOTE 2 -- EARNINGS PER SHARE

    Earnings per share is calculated on the weighted average number of shares outstanding during each period for common stock, and when dilution exceeds 3%, common stock equivalents. The dilution effect of common stock equivalents is less than 3% for the quarter ended March 31, 1996 and they are anti-dilutive in the quarter ended March 31, 1995.

NOTE 3 -- DEBT

    Effective April 26, 1996 the Company renegotiated its senior credit facility to provide for a total commitment of $195 million, with a current borrowing base of $175 million, compared with a previous total commitment and borrowing base of $120 million. The bank group was also expanded from five to six members.

    The senior credit facility and subordinated notes contain certain covenants which include maintenance of a minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitations on dividends and additional debt or liens. The Company is in compliance with these covenants, or has received waivers in the event of non-compliance.

NOTE 4 -- REGISTRATION RIGHTS

   Under the agreement and plan of merger with Ashlawn Energy, Inc. ("Ashlawn"), the Company granted certain registration rights to the Ashlawn shareholders pursuant to which the Company would, upon demand by the former Ashlawn shareholders, undertake to accomplish a secondary offering for purposes of allowing the former Ashlawn shareholders to sell at public auction, all or a portion of the common stock of the Company issued pursuant to the merger. On May 3, 1996, the Company filed a registration statement on Form S-1 registering 1,500,000 of the 3,000,000 shares issued pursuant to this merger and an additional 225,000 shares subject to the underwriters over-allotment option.

                FORCENERGY GAS EXPLORATION, INC.



ITEM   2.     Management's  Discussion  &  Analysis  Of   Financial
Condition And Results Of Operations

Production Data

The following table sets forth the Company's historical oil and natural gas production data during the periods indicated:

                                                   Three Months
                                                  Ended March 31,

                                                  1996      1995

Production:

 Liquids (Mbbls)*                                   853      499

 Natural Gas (Mmcf)                               6,092    5,772

   Total (Mmcfe)                                 11,210    8,766

Average Sales Prices:

 Liquids (per Bbl)                              $ 16.88   $16.36

 Natural Gas (per Mcf)                             2.29     1.52



Expenses (per Mcfe):

 Lease Operating                                $   .78   $  .71

 Production Taxes                                   .06      .05

 Depletion, Depreciation and Amortization          1.03      .89

 General and Administrative, net                    .16      .15

*Includes crude oil, condensate and natural gas liquids.

Results of Operations

Comparison of the three month periods ended March 31, 1996 and March 31, 1995

     Operating and Net Income. Operating income increased approximately 391% to $5.4 million in the first quarter of 1996 compared to $1.1 million in the same period last year. Net income for the first quarter of 1996 was $1.8 million compared to a loss of $1.0 million for the first quarter of 1995. The improvement in both operating income and net income/loss was attributable primarily to higher production and higher realized oil and gas prices.

    Production. The Company's net oil and gas production, on an equivalent Mcf basis, increased to 11,210 Mmcfe in the 1996 quarter, a 28% increase over the 8,766 Mmcfe produced in the comparable 1995 period. The higher production was attributable to new production from properties acquired in 1995 and from successful drilling and workover programs in late 1995 and the 1996 quarter. Net oil production rose to 853 Mbbls in the 1996 quarter, a 71% increase over the 499 Mbbls barrels produced in the first quarter of 1995. Net gas production increased to 6,092 Mmcfe in the first quarter of 1996, a 6% increase over the 5,772 Mmcf produced in the prior year quarter.

                FORCENERGY GAS EXPLORATION, INC.


    Revenues. Revenue for the first quarter of 1996 rose to $28.5 million, a 68% increase over the $17.0 million reported for the same period of 1995, primarily due to higher production volumes and higher net realized oil and gas prices. Average net realized liquid prices rose to $16.88 per barrel in the 1996 quarter, a 3% increase over the $16.36 per barrel received for the first three months of 1995. Average net realized gas prices increased by 51% to $2.29 in the 1996 quarter, from $1.52 in the prior year quarter.

    Lease Operating Expenses. Lease operating expenses for the 1996 quarter increased to $8.7 million, an 40% increase over the $6.2 million reported in the first quarter of 1995. The absolute increase in costs relates primarily to the addition of new fields acquired during 1995 and to non-recurring workover-type repair and maintenance activities incurred in early 1996. On an equivalent Mcfe produced basis, expenses increased to $.78 per Mcfe in 1996 from $.71 in 1995, an increase that was attributable primarily to the repair and maintenance activities.

     Depreciation, Depletion and Amortization ("DD&A"). DD&A increased to $11.6 million in the quarter ended March 31, 1996, an 49% increase over the $7.8 million reported for the same period last year. The increase was attributable to the higher production and to an increase in the rate to $1.03 per Mcfe in the first quarter of 1996 compared to a rate of $.89 in the first quarter of 1995.

    General and Administrative Costs. General and administrative costs increased 39% to $1.8 million compared to the $1.3 million reported in the first quarter of 1995, primarily because of the overall growth of the Company in the latter half of 1995 and because of increased costs associated with being a public company. However, on an equivalent unit of production basis, general and administrative expenses remained relatively constant at $.16 per equivalent Mcf in the first quarter of 1996 compared to $.15 in the first quarter of 1995.

     Interest Expense. Interest expense, net of amounts capitalized, declined 8% to $2.6 million in the 1996 quarter, compared to $2.8 million in the first quarter of 1995. The decrease in interest expense relates primarily to lower rates on the Company's senior credit facility.

    Income Tax Provision (Benefit). Income tax expense increased to $1.1 million in the first quarter ended March 31, 1996 from a benefit of $0.6 million in the 1995 quarter because of the improvement in results of operations compared to the same period last year.

                FORCENERGY GAS EXPLORATION, INC.


Liquidity and Capital Resources

     The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements with cash flow from operations, bank borrowings and private and public placements of debt and equity securities.
The Company's primary sources of funds for the periods under discussion were as follows:

                                           Quarter ended March 31,
                                                 1996     1995
Net cash provided by operating activities       $15,439  $ 9,281
Net borrowings under senior credit facility     $13,034  $22,440

    In the first three months of 1996, the Company generated approximately $15.4 million in cash from operations and borrowed, net of repayments, approximately $13.0 million under its senior credit facility. The Company's cash flow from operations has increased significantly during 1996 because of higher average oil and gas prices and the additional production from acquired properties and new production derived from development drilling. The Company had negative working capital of $11.0 million at March 31, 1996 and $11.8 million at December 31, 1995. The negative working capital at March 31, 1996 and December 31, 1995 is due to the Company's continuing active drilling program and related delays in receiving and processing of vendor invoices.

    Total capital expenditures were $28.8 million during the quarter. The Company's capital expenditure budget for 1996 is approximately $75 million. The Company intends to continue its exploration and development programs during 1996 and expects that those expenditures will be funded by cash flow from operations and periodic borrowings under its senior credit facility. The Company will also continue to pursue property acquisitions of various sizes, funding for which is expected to be provided by cash flow from operations, funds available through the Company's senior credit facility or other financing sources to be negotiated, as needed. At March 31, 1996 the company had $7.7 million available under the senior credit facility, however, effective April 26, 1996, the senior credit facility was amended increasing the borrowing base to $175 million and the maximum loan amount under the facility to $195 million. At April 30, 1996, the Company had availability of approximately $59.9 million under the senior credit facility.

      The Company utilizes forward sales contracts and commodity swaps for portions of its current net oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current net production has not been hedged so as to provide the
Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. As of May 1, 1996, the Company had entered into future sales and swap contracts as a hedge against possible price declines that effectively fixed sales prices on approximately 74% of the Company's estimated net oil production for the remainder of the year (based on current production rates) and for approximately 59% of the Company's estimated net natural gas production for the remainder of 1996, at average prices of $18.00 per barrel and $2.03 per Mcf, respectively.

     Management believes that cash flow from operations and available borrowings under the senior credit facility will be adequate to meet future liquidity needs, including satisfying the Company's financial obligations and funding its capital program. However, should revenues decrease as a result of lower oil or gas prices or operating difficulties, re-evaluation of a portion of the 1996 capital budget could be required.

Changes in Financial Condition

      The change in financial condition of the Company between December 31, 1995 and March 31, 1996 reflects an increase in long-term debt principally resulting from active acquisition and drilling programs in the latter half of 1995 and an active drilling program in the first quarter of 1996.

Part II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                    10.1 -- Third Restatement of Credit Agreement dated as of April 29, 1996 among Forcenergy Gas Exploration, Inc., Internationale Nederlanden (U.S.) Capital Corporation, as Agent and Lender, and certain Financial Institutions named therein as Lenders. (Filed as Exhibit 10.37 to the Registration Statement on Form S-1 filed on May 3, 1996 and is included herein by reference (File No. 333-4600)).

          11.1  --  Computation of Earnings per Share.

           (b) No reports Form 8-K were filed during the quarter ended March 31, 1996.


                            SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Miami, State of Florida, on the 14th day of May, 1996.

                    FORCENERGY GAS EXPLORATION, INC.


                    By:  /s/  STIG WENNERSTROM
                         Stig Wennerstrom
                         President/Chief Executive Officer


                    By:  /s/  E. JOSEPH GRADY
                         E. Joseph Grady
                         Vice President - Chief Financial Officer