Form 10-Q/A
period 1996-03-31
FORCENERGY INC
filed 1996-07-10
CIK 946140

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A
                         Amendment No. 1


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

                               OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to
                       _________________

                 Commission File Number 0-26444


                         FORCENERGY INC
      (formerly known as Forcenergy Gas Exploration, Inc.)
     (Exact name of registrant as specified in its charter)


              Delaware                         65-0429338
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)



  2730 S.W. 3rd Avenue, Suite 800
           Miami, Florida                     33129-2237

(Address of principal executive offices)      (Zip code)


      Registrant's telephone number, including area code:
                        (305) 856-8500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X. No __.

    As of April 30, 1996, 18,260,447 shares of Common Stock,$.01 par value, were outstanding.






Part II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  27 -- Financial Data Schedule





                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Miami, State of Florida, on the 8th day of July, 1996.

                        FORCENERGY INC



                        By:_________________________
                        E. Joseph Grady
                        Vice President - Chief Financial Officer