Form 10-Q
period 1996-06-30
FORCENERGY INC
filed 1996-08-16
CIK 946140

FORCENERGY INC

                                  INDEX


                                                         Page
                                                        Number
                                                        ------
Part I. FINANCIAL INFORMATION:


Item 1. Financial Statements
        a) Balance Sheets - June 30, 1996 and
              December 31, 1995                           1

        b) Statements of Operations - Three Months
              and six months ended June 30, 1996
              and 1995                                    2

        c) Statement of Cash Flows - Six months ended
              June 30, 1996 and 1995                      3

        d) Notes to Financial Statements                4-5

Item  2.   Management's  Discussion  and  Analysis
             of Financial Condition and Results of
             Operations                                6-10


Part II.   OTHER INFORMATION

Item  4.   Submissions of Matters to a Vote of
             Security Holders                            11

Item 6.    Exhibits and Reports on Form 8-K           11-12

Part I.   FINANCIAL INFORMATION
          Item 1. Financial Statements


                         FORCENERGY INC

                         BALANCE SHEETS

                                                  (in thousands)
                                             June 30,     December 31,
                                               1996          1995
                                            ----------    ------------
                                            (Unaudited)

ASSETS
Current Assets:
  Cash                                        $   173       $ 2,996
  Accounts receivable, net                     18,312        16,338
  Other current assets                          8,829         5,986
     Total current assets                      27,314        25,320
Investment in surety bonds, at cost             3,813         6,164
Property, plant and equipment, at cost (full
  cost method) net of accumulated depletion,
  depreciation and amortization               356,030       298,832
Other assets                                    4,517         4,774
                                             $391,674      $335,090

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable                            $13,271       $17,811
  Other accrued liabilities                    29,140        15,000
  Accrued acquisition obligation                   --         4,284
     Total current liabilities                 42,411        37,095
Long-term debt                                175,135       130,729
Deferred income taxes                          15,418        12,305


Stockholders' Equity:
  Preferred stock, $.01 par value;
    5,9000,000 shares authorized;
    none issued or outstanding                     --           --
  Common stock, $.01 par value; 50,000,000
    shares authorized; 18,267,785 and
      18,260,447 issued and outstanding at
      June 30, 1996 and December 31, 1995,
      respectively                                183          183
  Capital in excess of par value              163,447      163,378
  Accumulated deficit                          (4,920)      (8,600)
     Total stockholders' equity               158,710      154,961
                                             $391,674     $335,090



 The accompanying notes are an integral part of these financial statements.


                         FORCENERGY INC

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                  (in thousands, except per share data)
                                 Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                                  1996         1995      1996       1995
                                 ------       ------    ------     ------
 Revenues:
   Oil and gas sales            $29,135     $17,215    $57,477    $34,140
   Other                            150         121        276        235
                                 29,285      17,336     57,753     34,375

 Expenses:
   Lease operating                8,083       5,367     16,819     11,602
   Depletion, depreciation and
     amortization                12,606       7,774     24,162     15,560
   Production taxes                 929         507      1,653        923
   General and administrative     1,785       1,547      3,575      2,821
                                 23,403      15,195     46,209     30,906

  Income from operations          5,882       2,141     11,544      3,469
  Interest and other income         126         164        237        290
  Interest expense, net of
    amounts capitalized          (3,039)     (3,450)    (5,913)    (6,519)
  Income (loss) before income
    taxes                         2,969      (1,145)     5,868     (2,760)
  Income tax provision (benefit)  1,107        (428)     2,188     (1,029)
  Net income (loss)              $1,862       $(717)    $3,680    $(1,731)
  Net income (loss) per share    $  .10       $(.08)    $  .20    $  (.19)

  Weighted average common shares
   outstanding                   18,261       9,040     18,261      9,040



 The accompanying notes are an integral part of these financial statements.

                         FORCENERGY INC

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                    (in thousands)
                                               Six Months Ended June 30,
                                                  1996           1995
                                                 ------        --------
Cash flows from operating activities:
 Net income (loss)                               $3,680        $(1,731)
 Adjustments to reconcile net income
   (loss) to net cash provided
   by operating activities:
 Depletion, depreciation and amortization        24,656         16,107
 Deferred taxes                                   2,188         (1,029)
 Deferred interest                                1,343          1,020
 Other                                              (97)          (101)
 Increase in accounts receivable                 (1,974)        (1,035)
 Increase in other current assets                (2,843)        (4,739)
 Increase in other assets                          (237)            (6)
 Increase (decrease) in accounts payable         (2,406)           509
 Increase  in other accrued liabilities           2,505          8,646
                                                 23,135         19,372
Net cash provided by operating activities        26,815         17,641
Cash flows from investing activities:
 Acquisitions of oil and gas properties         (16,836)       (33,095)
 Capital expenditures                           (59,157)       (15,675)
 Proceeds from sale of oil and gas properties     1,072             --
 Proceeds from sale of common stock                  69             --
 Purchase of surety bonds                            --           (680)
 Proceeds from sale of surety bonds               2,151             --
Net cash used in investing activities           (72,701)       (49,450)

Cash flows from financing activities:
 Bridge loan proceeds                                --          8,000
 Net borrowings under senior credit facility     43,063         22,604
Net cash provided by financing activities        43,063         30,604

Net decrease in cash                             (2,823)        (1,205)
Cash at beginning of period                       2,996          3,188
Cash at end of period                            $  173         $1,983

Supplemental disclosures about cash flow
  information:
 Cash paid for interest:                         $5,756         $5,942
 Investing activities:
   At June 30, 1996 and December 31, 1995, the
     Company had accrued additions to oil and gas properties amounting to approximately
     $25.1 million and $15.6 million, respectively.

 The accompanying notes are an integral part of these financial statements.

                         FORCENERGY INC
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1   --    BASIS OF PRESENTATION

    The unaudited interim financial statements of Forcenergy Inc (the "Company") for the periods indicated herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. Certain minor amounts previously reported in the financial statements of the prior periods have been reclassified here to conform to the current year presentation.

NOTE 2 -- EARNINGS PER SHARE

   Earnings per share is calculated based on the weighted average number of shares outstanding during each period for common stock, and when dilutive, common stock equivalents. The dilution effect of common stock equivalents is less than 3% for the quarter and six months ended June 30, 1996 and they are anti-dilutive for the quarter and six months ended June 30, 1995.

NOTE 3 -- DEBT

    Effective April 26, 1996 the Company renegotiated its senior credit facility to provide for a total commitment of $195 million, with a current borrowing base of $175 million, compared with a previous total commitment and borrowing base of $120 million. The bank group was also expanded from five to six members.

     The Company's senior credit facility and exchangeable subordinated notes contain certain covenants which include maintenance of a minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitations on dividends and additional debt or liens. The Company is in compliance with these covenants, or has received waivers in the event of non-compliance.

    At  June  30,  1996  the  Company had  approximately  $32.7 million available under the renegotiated senior credit facility.

NOTE 4 -- ACQUISITION

    On June 28, 1996, but with an effective date of January 1, 1996, the Company acquired certain producing oil and gas leasehold interests and related equipment from Amerada Hess Corporation for a net cash consideration of $6.2 million, subject to normal post-closing adjustments to be finalized on or before October 26, 1996. The acquisition has been accounted for using the purchase method of accounting.

    As required by Paragraph 96 of Accounting Principles Board Opinion No. 16, the following pro forma information has been prepared to give effect to the transaction as if such transaction had occurred on January 1, 1995. The historical results of operations of the Company have been adjusted to reflect (i) revenues and expenses from the properties, (ii) depletion associated with production attributable to the properties, (iii) the increase in interest expense associated with the debt incurred to acquire the properties, and (iv) the effect on income tax expense/benefit giving retroactive inclusion of the transaction. Management does not believe the pro forma amounts purport to be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 1995 or that may be reported in the future.


                               (in thousands, except per share data)
                                      Pro Forma (unaudited)
                             Six Months Ended         Six Months Ended
                               June 30, 1996           June 30, 1995
                             ----------------         ----------------
Revenues                      $    67,016               $  41,303
Income from operations        $    14,532               $   3,974
Net income (loss)             $     5,388               $  (1,551)
Net income (loss) per share   $       .30               $    (.17)


NOTE 5 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      As of July 1, 1996 the Company had entered into future sales and swap contracts which fixed sales prices on approximately 80% and 50% of the Company's estimated net oil and gas production, respectively, for the remainder of 1996, based on current production rates, at average prices of $18.03 per barrel and $2.03 per Mcf.









                         FORCENERGY INC



ITEM 2.  Management's Discussion & Analysis Of Financial
         Condition And Results Of Operations

Operating Data

The following table sets forth the Company's historical operating data for the periods indicated:


                                (in thousands, except per unit data)
                                    Three Months       Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                  1996        1995     1996       1995
                                 ------      ------   ------     ------

Production:
  Liquids  (Mbbls)*                924         560    1,778      1,059
  Natural Gas (Mmcf)             6,681       5,400   12,772     11,172
     Total (Mcfe)               12,225       8,760   23,440     17,526

Average realized sales prices:
  Liquids (per Bbl)             $16.65      $15.51   $16.75     $15.91
  Natural Gas (Mcf)               2.06        1.58     2.17       1.55

Expenses (per Mcfe):
  Lease Operating               $  .66      $ .61    $  .72     $  .66
  Depletion, Depreciation and
    amortization                  1.03        .89      1.03        .89
  Production Taxes                 .08        .06       .07        .05
  General Administrative, net      .15        .18       .15        .16





*Includes crude oil, condensate and natural gas liquids.



Results of Operations

Comparison of the three month periods ended June 30, 1996 and June 30, 1995

    Operating and Net Income. Operating income increased by 175% to $5.9 million in the second quarter of 1996 compared to $2.1 million for the same 1995 period. Net income for the 1996 quarter was $1.9 million compared to a loss of $700,000 reported for the second quarter of 1995. The improvement in both operating income and net income/loss was attributable primarily to higher production levels and higher net realized oil and gas prices.

    Production. The Company's net oil and gas production, on an equivalent Mcf basis, increased to 12,225 Mmcfe in the 1996 quarter, a 40% increase over the 8,760 Mmcfe produced in the comparable 1995 period. The increase in production was attributable to new production from 1995 acquisitions of oil and gas properties and from successful drilling and workover programs beginning in late 1995 and continuing through 1996 . Net liquids production rose to 924 Mbbls in the 1996 quarter, a 65% increase over the 560 Mbbls produced in the same period last year. Net gas production increased to 6,681 Mmcf in the second quarter of 1996, a 24% increase over the 5,400 Mmcf produced in the second quarter of 1995.

    Revenues. Revenues for the second quarter of 1996 were $29.3 million, a 69% increase over the $17.0 million reported for the second quarter of 1995, primarily because of higher production volumes and higher net realized oil and gas prices. Average net realized liquid prices rose to $16.65 per barrel in the 1996 quarter, a 7% increase over the $15.51 per barrel received for the second quarter of 1995. Average net realized gas prices increased by 30% to $2.06 per Mcf in the 1996 quarter, from $1.58 per Mcf in the same period last year.

    Average net realized oil prices for the quarter were $16.68 per barrel compared to an average of $19.60 per barrel which would have been received before the effects of hedging resulting in a $2.6 million reduction in oil revenues for the three months ended June 30, 1996. Average net realized gas prices for the three month period were $2.06 per Mcf compared to an average of $2.31 per Mcf which would have been received before the effects of hedging resulting in a $1.7 million reduction in gas revenues for the quarter ended June 30, 1996. Effects of hedging activities were not significant in the three months ended June 30, 1995.

    Lease Operating Expenses. Lease operating expenses for the second quarter of 1996 rose to $8.1 million from the $5.4 million reported for the comparable 1995 period. The increase in costs relates primarily to the addition of new fields acquired during 1995 and to workover-type repair and maintenance activities taking place in 1996. On an equivalent unit of production basis, expenses increased to $.66 per Mcfe in 1996 from $.61 per Mcfe in 1995, an increase that was attributable primarily to the repair and maintenance activities.

    Depletion, Depreciation and Amortization ("DD&A"). DD&A increased to $12.6 million for the 1996 quarter compared to the $7.8 million reported for the same period last year. The increase was attributable to the higher production in 1996, and to a higher DD&A rate, $1.03 per Mcfe in the second quarter of 1996 compared to a rate of $.89 per Mcfe in the comparable 1995 period.

    General and Administrative Costs. General and administrative costs were $1.8 million in the 1996 quarter compared with $1.5 million reported for the second quarter of 1995, an increase predominantly due to the overall growth of the Company. On an equivalent Mcfe produced basis, general and administrative expenses declined to $.15 per Mcfe in the 1996 quarter from a rate of $.18 per Mcfe in the comparable 1995 period.

     Interest   Expense.   Interest  expense,  net   of   amounts
capitalized, declined to $3.0 million in the 1996 quarter compared to $3.5 million in the second quarter of 1995, as benefits derived from lower interest rates on the Company's senior credit facility were only partially offset by higher debt levels during 1996.

    Income Tax Provision (Benefit). Income tax expense increased to $1.1 million in the second quarter of 1996, from a benefit of $400,000 in the second quarter of 1995, due to the improvement in results of operations compared to the same period last year.

Comparison of the six month periods ended June 30, 1996 and  June
30, 1995

    Operating and Net Income. The operating income for the first six months of 1996 improved by 233%, rising to $11.5 million from $3.5 million reported for the same period in 1995. Net income for the 1996 period was $3.7 million compared to a loss of $1.7 million for the first six months of 1995. The improvement in both operating income and net income/loss was attributable primarily to higher production volumes and higher net realized oil and gas prices.

   Production. The Company's net liquid production rose to 1,778 Mbbls for the six months ended June 30, 1996 from 1,059 Mbbls in the comparable 1995 period, a 68% improvement. Net gas production increased to 12,772 Mmcf in the 1996 period, a 14% increase over the 11,172 Mmcf produced in the same period last year. On an equivalent unit basis, oil and gas production increased to 23,440 Mmcfe in the 1996 period, a 34% improvement over the 17,526 Mmcfe produced in the first six months of 1995. The increase in both oil and gas production is attributable to new production from 1995 acquisitions of oil and gas properties and from successful drilling and workover programs begun in late 1995 and continuing through 1996.

    Revenues. Revenue for the 1996 period increased by $23.4 million, or 68%, to $57.8 million as compared to the $34.4 million reported in the same period last year, primarily because of higher production volumes and higher net realized oil and gas prices. Average net realized liquid prices rose to $16.75 per barrel in the 1996 period, a 5% increase over the $15.91 per barrel received for the comparable 1995 period. Average net realized gas prices rose to $2.17 per Mcf in the 1996 period, a 40% increase over the $1.55 per Mcf reported in the first six months of 1995.

    Average net realized oil prices for the six month period were $17.01 per barrel compared to an average of $19.03 per barrel which would have been received before the effects of hedging resulting in a $3.4 million reduction in oil revenues for the six months ended June 30, 1996. Average net realized gas prices for the six months were $2.17 per Mcf compared to an average of $2.31 per Mcf, which would have been received before the effects of hedging resulting in a $1.8 million reduction in gas revenues for the six month period ended June 30, 1996. Effects of hedging activities were not significant in the six months ended June 30, 1995.

    Lease Operating Expenses. Lease operating expenses for the first six months of 1996 were $16.8 million, compared to the $11.6 million reported for the same period last year, an increase primarily due to new fields acquired during 1995 and to workover-type repair and maintenance activities in 1996. On an equivalent unit of production basis, expenses increased to $.72 per Mcfe in 1996 from $.66 in 1995, an increase attributable primarily to the repair and maintenance activities.

    Depletion, Depreciation and Amortization ("DD&A"). DD&A increased to $24.2 million for the 1996 period from the $15.6 million reported for the comparable 1995 period. The increase was attributable to higher production levels, and to an increase in the DD&A rate per unit of production to $1.03 per Mcfe in the first six months of 1996 compared to $.89 in the same period last year.

    General and Administrative Costs. General and administrative costs increased to $3.6 million from the $2.8 million reported for the comparable 1995 period, primarily due to the overall growth of the Company during the latter half of 1995 and through 1996. However, on an equivalent Mcfe produced basis, general and administrative expenses have remained relatively constant at $.15 per Mcfe in the 1996 period compared to $.16 for the first six months of 1995.

     Interest Expense. Interest expense, net of amounts capitalized, declined 9% to $5.9 million for the first six months of 1996, compared to $6.5 million for the same period last year. The decrease in interest expense relates primarily to the benefit derived from lower interest rates on the Company's senior credit facility in 1996, partially offset by higher 1996 debt levels.

    Income Tax Provision (Benefit). Income tax expense increased to $2.2 million, from a benefit of $1.0 million in the first six months of 1995, due to the improvement in results of operations compared to the same period last year.

Liquidity and Capital Resources

     The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements with cash flow from operations, bank borrowings and private and public placements of debt and equity securities. The Company's primary sources of funds for the periods indicated herein were as follows:


                              Three Months Ended     Six Months Ended
                                   June 30,              June 30,
                              1996          1995     1996        1995
                             ------        ------   ------      ------
Net cash provided by
  operating activities     $13,454        $8,360  $26,815     $17,641
Borrowings under senior
  credit facility           30,029           164   43,063      22,604

    In the first six months of 1996, the Company generated approximately $26.8 million in cash from operations and borrowed, net of repayments, approximately $43.1 million under its senior credit facility. The Company's cash flow from operations has increased significantly during 1996 because of the additional production from acquired properties and new production derived from development drilling and workovers. The Company had negative working capital of $15.1 million at June 30, 1996 and $11.8 million at December 31, 1995. Both the negative working capital and increase in borrowings under the senior credit facility are primarily attributable to an increase in drilling expenditures under the Company's active 1996 drilling program and to acquisitions of oil and gas properties.

    Total cash capital expenditures were $59.2 million during the first six months of 1996, which includes $15.6 million in cash payments on capital costs accrued at December 31, 1995. In
addition,  the  Company  has   capital  expenditures  accrued  at
June  30,  1996  amounting  to  $25.1  million.   The   Company's
capital  expenditure  budget  for  1996  is   approximately   $88
million.  The  Company  intends  to   continue   its  exploration
and  development  programs  during  1996  and  expects that those
expenditures  will  be  funded  by  cash  flow   from  operations
and  periodic borrowings under its senior credit facility.   Cash
expenditures for acquisitions totaled $16.8 million for the six months ended June 30, 1996, $4.3 million of which was for amounts accrued at December 31, 1995. The Company will continue to pursue
property  acquisitions  of  various   sizes, funding  for which is
expected to be provided by cash flow from operations, funds available through the Company's senior credit facility or other financing sources to be negotiated, as needed. At June 30, 1996 the Company had $32.7 million available under the senior credit facility.

      The Company utilizes forward sales contracts and commodity swaps for portions of its current net oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current net production has not been hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. As of July 1, 1996, the Company had entered into future sales and swap contracts as a hedge against possible price declines that effectively fixed sales prices on approximately 80% of the Company's estimated net oil production for the remainder of the year and for approximately 50% of the Company's estimated net natural gas production for the remainder of 1996, based on current production levels, at $18.03 per barrel and $2.03 per Mcf, respectively. Average field prices for the six month period ended June 30, 1996 were $19.03 per barrel and $2.31 per Mcf compared to average realized prices of $16.65 per barrel and $2.03 per Mcf for the period.

    Management believes that cash flow from operations and available borrowings under the senior credit facility will be adequate to meet future liquidity needs, including satisfying the Company's financial obligations and funding its capital program. However, should revenues decrease as a result of lower oil or gas prices or operating difficulties, re-evaluation of a portion of the 1996 capital budget would be required.

Changes in Financial Condition

      The  change  in financial condition of the Company  between
December 31, 1995 and June 30, 1996 reflects an increase in long-
term  debt resulting principally from an  active  1996   drilling
program and the acquisition of oil and gas properties.

Part II.  OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of the Company was held on May 23, 1996. Set forth below is a description of each matter acted upon at the meeting and the voting results:

          (a)  Election of Directors
                                                            Not
                   Name              For       Against     Voted

               Stig Wennerstrom   16,686,664     292     1,573,491
               Bruce L. Burnham   16,686,664     292     1,573,491
               Arnold L. Chavkin  16,686,664     292     1,573,491
               Eric Forss         16,686,664     292     1,573,491
               Robert Issal       16,686,664     292     1,573,491
               Kevin S. Penn      16,686,664     292     1,573,491
               William F. Wallace 16,686,664     292     1,573,491


          (b)  Amendment of the Amended and Restated Certificate
               of  Incorporation to change the    name of the Company
               to "Forcenergy  Inc".

                  For               Against            Not Voted
               16,686,456             0                1,573,991

          (c)  Ratification of the Board of Directors appointment
               of Coopers & Lybrand L.L.P. as     independent
               accountants for the year ending December 31, 1996.

                  For               Against            Not Voted
               16,686,456             0                1,573,991



ITEM 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit  2.1  --  Agreement   for   Purchase
          and  Sale dated as of April 19, 1996 by  and
          between   Amerada   Hess   Corporation,   as
          Seller,   and  Forcenergy  Gas  Exploration,
          Inc.,  predecessor  to  Forcenergy  Inc,  as
          Buyer.   (Filed  as Exhibit 2  to  Form  8-K
          filed on July 15, 1996 and is include herein by reference).

          Exhibit  10.1  --     Third  Restatement  of
          Credit Agreement dated as of April 26,  1996
          among   Forcenergy  Gas  Exploration,  Inc.,
          predecessor     to     Forcenergy,      Inc,
          Internationale  Nederlanden  (U.S.)  Capital
          Corporation,  as  Agent  and   Lender,   and
          certain    Financial   Institutions    named
          therein as Lenders. (Filed as Exhibit  10.37
          to  the  Registration Statement on Form  S-1
          filed   on  May  3,  1996,  as  subsequently
          amended,   and   is   included   herein   by
          reference (File No. 333-4600)).

          Exhibit 11.1  --    Computation of Earnings per Share

          Exhibit 27    --    Financial Data Schedule

      (b) Reports on Form 8-K

                On July 24 and July 15, 1996, the Company filed Form 8-K/A Amendment No. 1 and Form 8-K, respectively, relating to the Company's acquisition from Amerada Hess Corporation of certain producing oil and gas leasehold interests and related equipment located offshore United States in the Gulf of Mexico.



                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Miami, State of Florida, on the 14th day of August, 1996.


                              FORCENERGY INC

                           By:/s/  STIG WENNERSTROM
                              Stig Wennerstrom
                              President/Chief Executive Officer


                           By:/s/  E. JOSEPH GRADY
                              E. Joseph Grady
                              Vice President - Chief Financial Officer
                              (principal financial and accounting officer)