Form 10-Q
period 1996-09-30
FORCENERGY INC
filed 1996-11-07
CIK 946140

FORCENERGY INC
                             --------------
                                  INDEX
                                  -----

Page Part I.  FINANCIAL INFORMATION:
Number
                                                                     ----
-Item 1.  Financial Statements
         a) Consolidated Balance Sheets - September 30, 1996
            and December 31, 1995                                       1

         b) Consolidated Statements of Operations - Three
            months and nine months ended September 30, 1996
            and 1995
2

        c) Consolidated Statements of Cash Flows - Nine months
            ended September 30, 1996 and 1995
3

         d) Notes to Consolidated Financial Statements                4-
8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9-

14

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

15






















































Part I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
  FORCENERGY INC
                               --------------
                        CONSOLIDATED BALANCE SHEETS ----------------------
                        -----
                                                    (in thousands)
----------------------------       September 30,   December 31,
                                                1996            1995
                                            -------------   -----------
                                            (Unaudited)
ASSETS:
-------
Current Assets:
  Cash                                      $      712       $    2,996
  Accounts receivable, net                      22,828           16,338
  Other current assets                           8,986            5,986
                                            ----------       ----------
     Total current assets                       32,526           25,320
                                            ----------       ----------
Investment in surety bonds, at cost              3,869            6,164
                                            ----------       ----------
Property, plant and equipment, at cost
  (full cost method) net of accumulated
  depletion, depreciation and amortization     376,805          298,832
                                            ----------       ----------
Other assets                                     4,323            4,774
                                            ----------       ----------
                                            $  417,523       $  335,090
                                            ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY: ---------------------------------
----
Current Liabilities:
  Accounts payable                          $   10,099       $   17,811
  Other accrued liabilities                     31,522           15,000
  Accrued acquisition obligation                    --            4,284
                                            ----------       ----------
    Total current liabilities                   41,621           37,095
                                            ----------       ----------
Long-term debt                                 196,581          130,729
                                            ----------       ----------
Deferred income taxes                           15,984           12,305
                                            ----------       ----------
Stockholders' Equity:
    Preferred stock, $.01 par value;
    5,000,000 shares authorized; none
    issued or outstanding                           --
--
  Common stock,$.01 par value; 50,000,000
    shares authorized; 18,415,611 and
    18,260,447 issued and outstanding
    at September 30, 1996 and December 31,
    1995, respectively                             184              183
  Capital in excess of par value               165,582          163,378
  Accumulated deficit                           (2,429)          (8,600)
                                            -----------      -----------
    Total stockholders' equity                 163,337          154,961
                                            -----------      -----------
                                            $  417,523       $  335,090
                                            ===========      ===========
     The accompanying notes are an integral part of these financial statements.



                             FORCENERGY INC
                            --------------
                 CONSOLIDATED STATEMENTS OF OPERATIONS ------------------
                 -------------------
                               (Unaudited)


                                  (in thousands, except per share data) -
                               ----------------------------------------
                                  Three Months            Nine Months
                                      Ended                  Ended
                                  September 30,          September 30,
                               ------------------     ------------------
                                 1996      1995         1996        1995
                               -------    -------     -------     -------
Revenues:
 Oil and gas sales             $36,896    $17,864     $94,373     $52,004
 Other                             143        130         419         365
                               -------    -------     -------     -------
                                37,039     17,994      94,792      52,369
                               -------    -------     -------     -------

Expenses:
Lease operating                10,627      6,107      27,446      17,709
 Depletion, depreciation
   and amortization             16,328      7,742      40,490      23,302
 Production taxes                  845        487       2,498       1,410
 General and administrative      1,818      1,289       5,393       4,110
                               --------   --------    --------    -------
-
                                29,618     15,625      75,827      46,531
                               --------   --------    --------    -------
-

Income from operations           7,421      2,369      18,965       5,838
Interest and other income          143        106         380         396
Interest expense, net of
amounts capitalized            (3,590)    (2,926)     (9,503)     (9,445)
                               --------   --------    --------    -------
-
Income (loss) before income
 taxes                           3,974       (451)      9,842
(3,211)
Income tax provision (benefit)   1,483       (169)      3,671
(1,198)
                               --------   --------    --------   --------
-
Net income (loss)              $ 2,491    $  (282)    $ 6,171    $
(2,013)
                               ========   ========    ========
=========
Net income (loss) per common
and common equivalent share   $   .13    $  (.02)    $   .34    $   (.18)
                               ========   ========    ========
=========
Weighted average common and
 common equivalent shares
 outstanding                    19,282     15,182      18,265      11,110
                               ========   ========    ========   =========





The accompanying notes are an integral part of these financial statements.






                                   FORCENERGY INC
                                   --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS ----------------
                      ---------------------
                                     (Unaudited)
                                                       Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                        1996       1995
                                                     --------    ---------
                                                         (in thousands)
Cash flows from operating activities:
  Net income (loss)                                  $  6,171    $ (2,013)
                                                     --------    ---------
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Depletion, depreciation and amortization             41,241      24,288
  Deferred taxes                                        3,573      (1,198)
  Deferred interest                                     1,916       1,530
  Other                                                  (153)       (153)
  Increase in accounts receivable                      (6,490)       (949)
  Increase in other current assets                     (3,000)        (19)
  Increase in other assets                               (300)       (665)
  Increase (decrease) in accounts payable              (4,087)      4,948
  Increase in other accrued liabilities                 4,528       9,007
                                                     ---------   ---------
                                                       37,228      36,789
                                                     ---------   ---------
Net cash provided by operating activities:             43,399      34,776
                                                     ---------   ---------
Cash flows from investing activities:
  Acquisitions of oil and gas properties              (23,488)    (40,808)
  Capital expenditures                                (91,523)    (36,110)
  Proceeds from sale of oil and gas properties          1,072         492
  Purchase of surety bonds                                 --      (1,020)
  Proceeds from sale of surety bonds                    2,151       2,730
                                                     ---------   ---------
Net cash used in investing activities                (111,788)    (74,716)
                                                     ---------   ---------
Cash flows from financing activities:
  Bridge loan proceeds                                     --       8,000
  Repayment of bridge loan                                 --      (8,000)
  Net borrowings (repayments) under senior
   credit facility                                     65,936     (18,347)
  Proceeds from sale of common stock                      169          --
  Issuance of common stock                                 --      55,669
                                                     ---------   ---------
Net cash provided by financing activities              66,105      37,322
                                                     ---------   ---------
Net decrease in cash                                   (2,284)     (2,618)
Cash at beginning of period                             2,996       3,188
                                                     ---------   ---------
Cash at end of period                                $    712    $    570
                                                     =========   =========
Supplemental disclosures of cash flow information:

   Cash paid for interest                            $  9,770    $  8,935

   The Company accrued additions to oil and gas properties amounting to approximately $24.1 million and $19.9 million at September 30, 1996 and December 31, 1995, respectively. The Company made non-cash invest ments in oil and gas properties amounting to $46.4 million during the nine months ended September 30, 1995.
    The accompanying notes are an integral part of these financial statements.
                            FORCENERGY INC
                            --------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -------------------
              -----------------------
                              (Unaudited)
NOTE 1 -- BASIS OF PRESENTATION
    The accompanying unaudited interim consolidated financial statements include the accounts of Forcenergy Inc and its wholly-owned subsidiary, Forcenergy International Inc. (the "Company") after elimination of intercompany balances and transactions.

   The unaudited interim consolidated financial statements of the Company for the periods indicated herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. Certain minor amounts previously reported in the financial statements of the prior periods have been reclassified here to conform to the current year presentation.

NOTE 2 -- EARNINGS PER SHARE

   Earnings per share is calculated based on the weighted average number of shares outstanding during each period for common stock, and when dilutive, common stock equivalents. The dilutive effect of common stock equivalents was greater than 3% for the quarter and less than 3% for the nine months ended September 30, 1996. The Company's 7% Exchangeable Subordinated Notes (the "Exchangeable Notes") are convertible securities that were antidilutive for the quarter and nine months ended September 30, 1996 and, therefore, did not yield a fully diluted earnings per share computation. The common stock equivalents were anti dilutive for the quarter and nine months ended September 30, 1995.

NOTE 3 -- COMMON STOCK AND NOTES OFFERINGS

    On November 6, 1996 the Company closed the sale of 1,537,958 primary shares of common stock at a price of $26.875 per share ($25.525 net of underwriting fees and commissions), not including the underwriters over-allotment option of 525,000 shares (the "Common Stock Offering") and concurrently therewith the sale of $175 million in 9 1/2% Senior Subordinated Notes due November 1, 2006 (the "Notes Offering" and together the "Offerings"). The following unaudited pro forma balance sheet as of September 30, 1996 gives affect to the Offerings, and includes the conversion of the Exchangeable Notes into 2,205,221 shares of common stock of the Company pursuant to the provisions of the Note Exchange and  Registration Rights Agreement, as amended, and the
exercise of 214,866 options to purchase Common Stock by certain holders of the Exchangeable Notes, as if these transactions had occurred on September 30, 1996.
                           FORCENERGY INC
                            --------------
                       PRO FORMA BALANCE SHEET
                       -----------------------
                        As of September 30, 1996

                               ASSETS:
                                  Historical   Adjustments      Pro
Forma
                                  ----------   -----------      --------
--
                                             (in thousands)
Current Assets:
  Cash                            $     712   $    3,386  (a)   $
54,351
                                                  38,906  (b)
                                                 169,338  (c)
                                                (157,991) (d)
  Accounts receivable, net           22,828           --
22,828
  Other current assets                8,986           --
8,986
                                  ---------    ----------       --------
--
     Total current assets            32,526           --
86,165
                                  ---------    ----------       --------
--
Investment in surety bonds,
   at cost                            3,869           --
3,869
                                  ---------    ----------       --------
--
Property, plant and equipment,
   at cost (full cost method)
   net of accumulated depletion,
   depreciation and amortization    376,805           --
376,805
                                  ---------    ----------       --------
--
Other assets                          4,323       (1,447) (e)
8,538
                                                   5,662  (c)
                                  ---------    ----------       --------
--
                                  $ 417,523    $  57,854        $
475,377
                                  =========    ==========
==========


              LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable                $  10,099    $      --       $
10,099
  Other accrued liabilities          31,522           --
31,522
                                  ---------    ----------      ---------
-
     Total current liabilities       41,621           --
41,621
                                  ---------    ----------      ---------
-
Long-term debt                      196,581      (32,000) (e)
175,000
                                                  (6,590) (e)
                                                 175,000  (c)
                                                (157,991) (d)
                                  ---------    ----------      ---------
-
Deferred income taxes                15,984        2,458  (e)
18,442
                                  ---------    ----------      ---------
-

Stockholders' Equity:
  Preferred stock, $.01 par value;
     5,000,000 shares authorized;
     none issued or outstanding          --
--
  Common stock, $.01 par value;
     50,000,000 shares authorized;
     18,415,611 and 22,373,656
     issued and outstanding at
     historical September 30, 1996
     and proforma September 30, 1996,
respectively                            184           22 (e)
223
                                                       2 (a)
                                                      15 (b)
  Capital in excess of par value    165,582       34,663 (e)
242,520
                                                   3,384 (a)
                                                  38,891 (b)
  Accumulated deficit                (2,429)          --
  (2,429)
                                  ----------   ---------       --------
     -Total stockholders' equity    163,337           --
     240,314
                                  ----------   ---------       --------
                                  -$ 417,523    $  57,854       $
                                  475,377 ==========   =========
                                  ==========

Adjustments

a)  Adjustments to reflect the exercise of options to  purchase
    214,866 shares of Common Stock at the exercise price of $15.76 per share by certain holders of the Exchangeable
    Notes.

b) Adjustment reflecting the net proceeds from the sale of 1,537,958 shares of Common Stock at $25.525 per share
    ($26.875, less $1.35 per share in underwriting fees and commissions).

c)  Adjustment reflecting the issuance of $175,000,000  in 9 1/2%
    Senior Subordinated Notes, less offering costs.

d) Adjustment for repayment of outstanding borrowings under the Senior Credit Facility.

e) Adjustment to reflect conversion of $32.0 million in Exchangeable Notes into 2,205,221 shares of Common
    Stock, including reversal of debt issuance cost and deferred interest (and related deferred taxes thereon).

Note 4 -- LONG TERM DEBT

Senior Subordinated Notes

      On November 6, 1996, the Company issued an aggregate principal amount of $175 million in 9 1/2% Senior Subordinated Notes (the "Senior Notes") which mature on
November  1,  2006. The                            Senior   Notes
were  issued  under  an   Indenture   (the
"Indenture")   which   provides   that   interest   is   payable
semiannually, in arrears, on May 1 and on November 1 of each year, commencing May 1, 1997, with principal due at maturity.

      The Senior Notes are redeemable in whole or in part at the option of the Company, at any time on or after November 1, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below plus, in each case, accrued and unpaid interest, if any, thereon.

     Year                                          Percentage
     ----                                          ----------
     2001                                           104.750%
     2002                                           103.167%
     2003                                           101.583%
     2004 and thereafter                            100.000%

      Prior to November 1, 2001, the Company may redeem the Senior Notes, in whole or in part, at the Make-Whole Price, plus accrued and unpaid interest, if any, through the date of
redemption.   The Make-Whole Price is defined as the greater  of
(i) the sum of the outstanding principal amount and Make-Whole Amount (defined below) of such Senior Note, and (ii)
the redemption price of such Senior Note on November 1, 2001, determined pursuant to the Indenture (109.5% of the
principal amount).                                     The
Make-Whole is defined as the excess, if  any,  of
(i) the present value of the remaining interest premium and principal payments due on such Senior Note as if such Senior Note were redeemed on November 1, 2001, computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (ii) the outstanding principal amount of such Senior Note. In addition, during the first 36 months after October 31, 1996, the Company may redeem up to $61.25 million in aggregate principal amount of the Senior Notes at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest, if any, thereon to the redemption date with the net proceeds of an offering of common equity; provided that at least $113.75 million to the redemption date in aggregate principal amount of the Senior Notes remain outstanding immediately after the occurrence of such redemption. Any such redemption must occur within 60 days of the date of the closing of the common equity offering.

      The Senior Note holders may at their election require that the Company prepay the Senior Notes upon the occurrence of a "change of control" as defined in the Indenture. Upon a "change of control", the holders may require the Company to repurchase all or any part of the Senior Notes at a repurchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any,
thereon.   Furthermore,  under certain circumstances, the
Company may become obligated to offer to purchase all or a portion of the Senior Notes at 100% of the principal amount thereof, together with accrued and unpaid interest, if any, with the net proceeds of certain asset sales.
      The Indenture contains certain covenants which include the following: (i) limitations on disposition of proceeds from asset sales; (ii) limitations on payment of dividends, making of distributions or certain investments; (iii) limitations on the incurrence of additional debt or liens
(iv) limitations on  sale and
leaseback  transactions;  (v)  limitations   on
mergers,
consolidations and transfers of substantially all of the
Company's assets; and (vi) limitation on certain transactions with affiliates.

      The  Senior  Notes  are subordinate to the  Senior
Credit Facility.

Senior Credit Facility

      On April 26, 1996 the company renegotiated its Senior Credit Facility to provide for a total commitment
of  $195 million,  with a borrowing base of $175 million.   On
September 30, 1996 the borrowing base was increased to $195 million. The net proceeds of the Offerings discussed in Note 3 were used to repay all of the outstanding indebtedness
under  the  Senior Credit  Facility.   The Company will retain
the  Senior  Credit Facility  for  future  corporate
purposes,  however,                                     at
the
direction of the Company, the borrowing base has been reduced to $50 million.

     The Senior Credit Facility contains certain covenants which include maintenance of a minimum tangible net worth, certain financial ratios, restrictions on asset sales, limitations on affiliated transactions and compensation and certain limitations on dividends and additional debt or liens. The Company is in compliance with these covenants, or has received waivers in the event of non-compliance.

Exchangeable Notes

      On  September  25, 1996, $2.0 million of the
Exchangeable Notes  were converted into 137,826 shares of
Common  Stock.   As discussed  in  Note  3  and concurrent
with the Common Stock Offering, the remaining $32.0 million in Exchangeable Notes were converted into 2,205,221 shares of common stock.
NOTE 5 -- ACQUISITION
    On June 28, 1996 the Company acquired certain producing oil and gas leasehold interests and related equipment from Amerada Hess Corporation for a net cash consideration of $6.9 million. The acquisition has been accounted for using the  purchase method of accounting.
    As required by Paragraph 96 of Accounting Principles Board Opinion No. 16, the following pro forma information has been prepared to give effect to the transaction as
if   such transaction  had  occurred on January 1, 1995.   The
historical results  of  operations      of the Company have
been  adjusted  to
reflect  (i)  revenues  and expenses from the  properties,
(ii) depletion  associated  with  production  attributable
to   the properties,  (iii)  the increase in interest expense
associated with  the debt incurred to acquire the properties,
and (iv)  the effect   on  income  tax  expense/benefit
giving   retroactive
inclusion of the transaction. Management does not believe the pro forma amounts purport to be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 1995 or that may be reported in the future.

                         (in thousands, except per share data)
                       ---------------------------------------
                       -
                                 Pro Forma (unaudited)
                       ---------------------------------------
                        -Nine Months Ended     Nine Months
                        Ended
                       September 30, 1996    September 30,
                       1995 ------------------    ------------
                       -------
Revenues                     $ 104,055            $  62,719
Income from operations       $  21,953            $   5,254
Net income (loss)            $   7,908            $  (2,627)
Net income (loss) per share  $     .43            $    (.24)


NOTE 6 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      As  of  October 1, 1996 the Company had entered into
future sales   and     swap  contracts   which  fixed  sales
prices   on
approximately 76% and 60% of the Company's estimated net oil and gas production, respectively, for the remainder of 1996, based on current production levels, at average prices of $18.05 per barrel and $2.03 per Mcf.





                           FORCENERGY INC
                           --------------


ITEM 2.  Management's  Discussion  &  Analysis  Of  Financial
         Condition And Results Of Operations
Operating Data
--------------

The following table sets forth the Company's historical operating data for the periods indicated:


                               (in thousands, except per unit
                               data) ----------------------------
                               -------
                                     Three Months       Nine
                                     Months Ended
                                     Ended
                                 September 30,       September
                               30, -----------------  -----------
                               -----
                                 1996     1995      1996
                                 1995
                               -------  --------  -------  ------
--
Production:
  Liquids (Mbbls)*              1,061      625      2,839
1,684
  Natural Gas (Mmcf)            9,511    4,922     22,283
16,094
     Total (Mmcfe)             15,877    8,672     39,317
26,198

Average realized sales prices:
  Liquids (per Bbl)           $ 16.49  $ 16.23    $ 16.65  $
16.03
  Natural Gas (Mcf)              2.04     1.57       2.11
1.55

Expenses (per Mcfe):
  Lease Operating             $   .67  $   .70    $   .70  $
 .68
  Depletion, Depreciation
    and Amortization             1.03      .89       1.03
 .89
  Production Taxes                .05      .06        .06
 .05
  General Administrative, net     .11      .15        .14
 .16



*Includes crude oil, condensate and natural gas liquids.


Results of Operations
---------------------

Comparison  of the three month periods ended September 30, 1996 and September 30, 1995

    Operating and Net Income. Operating income rose to $7.4 million in the third quarter of 1996, a 208% increase over the $2.4 million reported for the third quarter of 1995. Net income for the 1996 quarter was $2.5 million compared to a loss of $282,000 reported for the same 1995 period. The improvement in both operating income and net income/loss was attributable primarily to higher production levels and higher net realized natural gas prices.

    Production. The Company's net oil and gas production, on an equivalent Mcf basis, increased to 15,877 Mmcfe in the 1996 quarter, an 83% increase over the 8,672 Mmcfe produced in the comparable 1995 period. The increase in production was attributable to new production from 1995 and 1996 acquisitions of oil and gas properties and from successful drilling and workover programs beginning in late 1995 and continuing through 1996 . Net liquids production rose to 1,061 Mbbls in the 1996 third quarter, a 70% increase over the 625 Mbbls produced in the third quarter of 1995. Net gas production increased to 9,511 Mmcf in the third quarter of 1996, a 93% increase over the 4,922 Mmcf produced in the same period last year.

  Revenues.   Revenues for the third quarter of  1996  rose  to
$37.0 million, a 106% increase over the $18.0 million reported for the comparable 1995 period, primarily because of higher production volumes and higher net realized prices. Average net realized liquids prices rose to $16.49 per barrel in the 1996 quarter, a 2% increase over the $16.23 per barrel received for the third quarter of 1995. Average net realized gas prices increased by 30% to $2.04 per Mcf in the 1996 third quarter, from $1.57 per Mcf in the same period last year.
    Average net realized oil prices (exclusive of plant products) for the quarter were $16.63 per barrel compared to an
average                                                   of
$20.34 per barrel which would have been received before the effects of hedging, resulting in a $3.7 million reduction in oil revenues for the three months ended September 30, 1996. Average net realized gas prices for the three month period were $2.04 per Mcf compared to an average of $2.19 per Mcf which would have been received before the effects of hedging, resulting in a $1.4 million reduction in gas revenues for the quarter ended September 30, 1996. Effects of
hedging activities were not significant                      in
the three months ended September 30, 1995.

    Lease  Operating Expenses.  Lease operating expenses for
the third  quarter  of   1996 rose to  $10.6 million  from  the
$6.1 million reported for the comparable 1995 period. The
increase                                                  in
costs relates primarily to the addition of new fields acquired during 1995 and 1996 and to workover-type repair and maintenance activities taking place in 1996. On an
equivalent  unit                                             of
production basis, expenses decreased to $.67 per Mcfe in 1996 from $.70 per Mcfe in 1995. This decrease was attributable primarily to the substantial increase in oil and gas production on existing properties in the third quarter of 1996, only partially offset by the increased repair and maintenance costs incurred during 1996.

    Depletion,  Depreciation   and Amortization  ("DD&A").
DD&A
increased to $16.3 million for the 1996 quarter compared to the $7.7 million reported for the same period last year. The increase was attributable to the higher production in 1996, and to an increase in the DD&A rate, to $1.03 per Mcfe in the third quarter of 1996 compared to a rate of $.89 per Mcfe in the comparable 1995 period.

    General and Administrative Costs. General and administrative costs were $1.8 million in the 1996 quarter compared with $1.3 million reported for the third quarter of 1995, an increase primarily due to the overall growth
of  the  Company.  On                                        an
equivalent   Mcfe  produced  basis,  general  and
administrative expenses declined to $.11 per Mcfe in the 1996 quarter from a rate of $.15 per Mcfe in the comparable 1995 period due to higher production levels in the 1996 period.

     Interest   Expense.   Interest  expense,  net   of
amounts
capitalized,  increased  to $3.6 million  in  the  1996
quarter, compared to $2.9 million in the third quarter of 1995, as higher debt levels during 1996 were only partially offset by lower interest rates during 1996 on the Company's senior credit facility.

    Income Tax Provision (Benefit). Income tax expense increased to $1.5 million in the third quarter of 1996, from a
benefit                                                   of
$169,000 in the third quarter of 1995, due to the improvement in results of operations compared to the same period last year.



Comparison of the nine month periods ended September 30, 1996
and
September 30, 1995
   Operating and Net Income. Operating income for the first nine months of 1996 rose to $19.0 million, a 228% improvement over the $5.8 million reported for the same period in 1995. Net income for the 1996 period was $6.2 million compared to a loss of $2.0 million for the comparable 1995 period. The improvement in both operating income and net income/loss was attributable primarily to higher production volumes and higher net realized natural gas prices.

     Production. On an equivalent unit basis, oil and gas production increased to 39,317 Mmcfe in the 1996 period, a 50% improvement over the 26,198 Mmcfe produced in the first nine months of 1995. The increase in both oil and gas
production                                               is
attributable to new production from 1995 and 1996 acquisitions
of oil                                                   and
gas properties and from successful drilling and workover programs begun in late 1995 and continuing through 1996.
The
Company's net liquids production rose to 2,839 Mbbls for the nine months ended September 30, 1996 from 1,684 Mbbls in the comparable 1995 period, a 69% improvement. Net gas production increased to 22,283 Mmcf in the 1996 period, a 38% increase over the 16,094 Mmcf produced in the same period last year.

   Revenues. Revenue for the 1996 period increased 81%, to $94.8 million compared to the $52.4 million reported in the same period last year, primarily because of higher production volumes and higher net realized natural gas prices. Average net realized liquids prices rose to $16.65 per barrel in the 1996 period, a 4% increase over the $16.03 per barrel received for the comparable 1995 period. Average net realized gas
prices rose to $2.11  per Mcf                                in
the 1996 period, a 36% increase over the $1.55 per Mcf reported in the first nine months of 1995.

    Average net realized oil prices (exclusive of plant
products) for
the nine month period were $16.87 per barrel compared to     an
average of $19.52 per barrel which would have been received before the effects of hedging, resulting in a $7.0 million reduction in oil revenues for the nine months ended September 30, 1996. Average net realized gas prices for the nine months were $2.11 per Mcf compared to an average of $2.26 per Mcf, which would have been received before the effects of hedging, resulting in a $3.3 million reduction in gas revenues for the nine month period ended September 30, 1996. Effects of hedging activities were not significant in the nine months ended September 30, 1995.

    Lease Operating Expenses. Lease operating expenses for the first nine months of 1996 were $27.4 million compared to the $17.7 million reported for the same period last year, an increase primarily due to new fields acquired during 1995
and 1996 and                                             to
workover-type repair and maintenance activities in 1996.   On
an
equivalent unit of production basis, expenses increased  to
$.70 per                                                 Mcfe
in 1996 from $.68 in 1995, an increase attributable primarily to the repair and maintenance activities.

    Depletion,  Depreciation  and  Amortization  ("DD&A").
DD&A
increased  to  $40.5 million for the 1996 period from  the
$23.3 million  reported for the comparable 1995 period.   The
increase was
attributable to higher production levels, and to an increase in the DD&A rate per unit of production to $1.03 per Mcfe in the first nine months of 1996 compared to $.89 in the same period last year.

    General and Administrative Costs. General and administrative costs increased to $5.4 million, from the $4.1 million reported for the comparable 1995 period, primarily due to the overall growth of the Company during the latter half of 1995
through 1996.   On  an  equivalent  Mcfe  produced  basis,
general   and administrative expenses decreased to $.14 per
Mcfe in the 1996 period from a rate of $.16 per Mcfe for the first nine months of 1995.
     Interest   Expense.   Interest  expense,  net   of
amounts
capitalized, increased to $9.5 million for the first nine months of 1996 compared to $9.4 million for the same period last year. The slight increase in interest expense is primarily due to higher debt levels during 1996 that were only partially offset by the benefit derived from lower interest rates on the Company's senior credit facility in 1996.

    Income Tax Provision (Benefit). Income tax expense increased to $3.7 million, from a benefit of $1.2 million in the first nine months of 1995, due to the improvement in results of operations compared to the 1995 period.



Liquidity and Capital Resources

     The   Company   has  historically  funded  its
operations, acquisitions,   capital   expenditures   and
working    capital
requirements with cash flow from operations, bank borrowings and private and public placements of debt and equity securities. The Company's primary sources of funds for the periods indicated herein were as follows:



                             Three Months        Nine Months
                                Ended               Ended
                             September 30,      September 30,
                           ----------------    ----------------
                             1996     1995       1996     1995
                           -------  -------    -------  -------

Net cash provided by
  operating activities     $16,584  $17,135    $43,399  $34,776
Borrowings under senior
  credit facility           22,873       --     65,936       --
Proceeds from issuance
  of common stock               --   55,669         --   55,669



    In the first nine months of 1996, the Company generated approximately $43.4 million in cash from operations and borrowed, net of repayments, approximately $65.9 million under its senior credit facility. The Company's cash flow from operations has increased during 1996 because of the additional production from acquired properties and new production derived from exploratory and development drilling and workovers. The Company had negative working capital of $9.0 million at September 30, 1996 and $11.8 million at December 31, 1995. Both the negative working capital and the increase in borrowings under the senior credit facility are
primarily   attributable  to  an   increase   in   drilling
expenditures under the Company's active 1996 drilling program and to acquisitions of oil and gas properties.

     Total cash capital expenditures were $115 million during the first nine months of 1996, including $23.5 million in cash property acquisition costs. The total cash outlay includes $19.9 million in cash payments on capital costs accrued at December 31,
1995.   In  addition,  the Company has 1996 capital
expenditures accrued  at  September 30, 1996 amounting to $24.1
million.      The
Company's   revised   capital  drilling  budget   for   1996
is
approximately $110 million. The Company intends to continue its exploration and development programs during 1996 and expects that those expenditures will be funded by cash flow from operations, proceeds from the Offerings (discussed below) and periodic borrowings under its senior credit facility. The Company will continue to pursue property acquisitions of various sizes, funding for which is expected to be provided by cash flow from operations, the proceeds of the Offerings funds available through the Company's senior credit facility or other financing sources to be negotiated, as needed. Upon retirement of the outstanding balance of the Senior Credit Facility from the proceeds of the Offerings and at the direction of the Company, the borrowing base under the Senior Credit Facility was reduced to $50 million with the maximum commitment of $195 million remaining in place.
At
November 7, 1996 the Company had $50 million available under the Senior Credit Facility.

      The Company utilizes forward sales contracts and commodity swaps for portions of its current net oil and gas
production    to
achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining
portion       of
current net production has not been hedged so as to provide the Company the opportunity to benefit from increases in
prices     on
that   portion   of   the  production,  should  price
increases
materialize.  As  of  October 1, 1996, the Company   had
entered into
future  sales  and  swap contracts  as  a   hedge  against
possible price declines that effectively fixed sales prices on approximately 76% of the Company's estimated net oil production for the remainder of the year and for approximately 60% of the Company's estimated net natural gas production for the remainder of 1996, based on current production levels, at $18.05 per barrel and $2.03 per Mcf, respectively. Average field prices for the nine month period ended September 30, 1996 were $19.52 per barrel and $2.26 per Mcf compared to average realized prices of $16.87 per barrel and $2.11 per Mcf for the same period.

    On November 6, 1996 the Company closed the sale of 1,537,958 shares of common stock at $25.525 per share ($26.875, less $1.35 per share in underwriting fees and commissions) not including the underwriters over-allotment option of 525,000 shares (the "Common Stock Offering") and concurrently therewith the sale of $175 million in 9 1/2% Senior Subordinated Notes due November 1, 2006 ("the Notes Offering") (together the "Offerings"). Concurrently, with the
Common  Stock  Offering  all  of  the  outstanding           7%
Exchangeable Subordinated Notes (the "Exchangeable Notes") were converted into common stock and options to purchase 214,866 shares of common stock were exercised by certain holders of the Exchangeable Notes. The Company received approximately $208 million in net proceeds (after underwriting fees, commissions and estimated offering expenses) which were  used  to  retire  all outstanding
borrowings  under  the  Company's   Senior   Credit
Facility.  The  balance  of the proceeds  will  be  utilized
for general   corporate   purposes,   including    future
capital
expenditures.

    Management believes that cash flow from operations, the net proceeds of the Offerings, and available borrowings under the senior credit facility will be adequate to meet future liquidity needs, including satisfying the Company's financial obligations and funding its capital program. However, should revenues decrease as a result of lower oil or gas prices or operating difficulties, re-evaluation of a portion of the 1996 capital budget would be required.

Part II.  OTHER INFORMATION:

ITEM 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit  10.1  --      Form of Indenture  dated  as
of
          November  6,  1996  (Filed  as  Exhibit  4.2   to
          the Registration Statement on Form S-3 on October 30, 1996, as subsequently amended, and is included herein by reference (File No. 333-13657)

          Exhibit  10.2 -- Amendment to the Forcenergy Inc 1995

          Stock Option Plan

          Exhibit 11.1 -- Computation of Earnings per Share

          Exhibit 27 -- Financial Data Schedule

      (b) Reports on Form 8-K

          On September 12, July 24 and July 15, 1996, the Company filed Form 8-K/A Amendment No. 2, Form 8-K/A Amendment No. 1 and Form 8-K, respectively, relating to the Company's acquisition from Amerada Hess Corporation of certain producing oil and gas leasehold interests and related equipment located offshore United States in the Gulf of Mexico.








                          SIGNATURES


      Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Miami, State of Florida, on the 7th day of November, 1996.


                              FORCENERGY INC
                              --------------

                           By:/s/  STIG WENNERSTROM -----------
                              ----------
                              Stig Wennerstrom
                              President/Chief Executive Officer


                           By:/s/  E. JOSEPH GRADY ------------
                              --------
                              E. Joseph Grady
                              Vice President - Chief Financial Officer
                              (principal financial and accounting
                              officer)