Form 10-K
period 1996-12-31
FORCENERGY INC
filed 1997-03-27
CIK 946140

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

                               OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to ________

                 Commission File Number 0-26444

                         FORCENERGY INC
     (Exact name of registrant as specified in its charter)

         Delaware                         65-0429338
(State of other jurisdiction of        (I.R.S. Employer
incorporation or organization)       Identification No.)

   2730 S.W. 3rd Avenue
         Suite 800
      Miami, Florida                      33129-2237
(Address of principal executive offices)  (Zip Code)

 Registrant's telephone number, including area code:  (305) 856-8500
                      ____________________

Securities registered pursuant to Section 12(b) of the Act:  NONE

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by checkmark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

      As  of  March  24, 1997, there were outstanding  22,577,838 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $342.8 million.

               DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                            FORM 10-K
                         FORCENERGY INC
                        Table of Contents


Item                          PART I                                  Page

1   BUSINESS                                                            1
2   PROPERTIES                                                         11
3   LEGAL PROCEEDINGS                                                  14
4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                14

                             PART II

5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS                                                           14
6   SELECTED FINANCIAL DATA                                            15
7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS                                         16
8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        20
9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE                                          20

                            PART III

10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 20
11  EXECUTIVE COMPENSATION                                             20
12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT                                                        20
13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     20

                             PART IV

14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
     8-K                                                               21

    GLOSSARY OF OIL AND GAS TERMS                                      28

         DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS





      This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-K, including without limitation, statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 1997 and thereafter, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                             PART I


ITEM 1.  BUSINESS

Overview

      Forcenergy Inc, a Delaware corporation (the "Company" or "Forcenergy"), formerly Forcenergy Gas Exploration, Inc., is an independent oil and gas company engaged in the exploration, acquisition, development, exploitation and production of oil and natural gas. Forcenergy, and its predecessors, have been engaged in the oil and gas exploration and production business since 1982, the year in which it was founded by the President and Chief Executive Officer, Stig Wennerstrom.

      On August 2, 1995, the Company completed an initial public offering of 6,210,000 shares of common stock of the Company, at $10.00 per share, resulting in net proceeds of $55.7 million (the
"1995 Offering").

      Forcenergy has experienced significant growth in the last six years, primarily through the exploitation, enhancement and development of acquired producing properties in the Gulf of Mexico and the 1996 acquisition of producing properties in the Cook Inlet, Alaska area. At December 31, 1996, Forcenergy had net proved reserves of approximately 585 Bcfe, 58% of which were located in the Gulf of Mexico and 27% of which were located in Alaska. Approximately 56% of the Company's net proved reserves on such date were oil and approximately 78% of proved reserves were classified as proved developed. The Company currently operates approximately 75% of its Gulf of Mexico production. The Company's primary focus is its Gulf of Mexico and Alaska activities, however, the Company has also acquired interests in certain high-potential undeveloped international leasehold acreage, primarily in Gabon, Africa and Australia.

Strategy

      Gulf of Mexico. The Company's business strategy is to increase reserves and cash flows primarily through the exploration, exploitation and development of its producing properties while also acquiring additional properties in the Gulf of Mexico. Management believes it has assembled a three to five year inventory of development, exploitation and exploratory drilling opportunities in the Gulf of Mexico on acreage currently held by production. Most of the prospects comprising this inventory are located in fields which have prolific production histories and which the Company believes will yield significant additional reserves through the application of modern exploration and development technologies. Management believes that the Company's high quality asset base positions it for future growth through a continuing program of further development through selective exploitation and exploratory drilling and through the enhancement of production through workovers and recompletions. The Company emphasizes the use of 3-D seismic and computer-aided exploration technology together with geologic and engineering studies of its properties to evaluate and prioritize drilling prospects. Focusing drilling activities on producing properties in a relatively concentrated area in the Gulf of Mexico permits the Company to utilize its base of geological, engineering and production experience in the region to maximize its drilling success and to minimize finding and development costs. Furthermore, the Company's concentration of drilling activities on its producing properties allows the utilization of existing infrastructure which greatly reduces incremental lease operating expenses and capital costs associated with new production facilities and minimizes timing delays in commencing production. The Company plans to continue to pursue acquisitions of working interests in producing properties that offer further development potential and provide operating synergies with existing properties.

     The Company prefers to operate its Gulf of Mexico properties because functioning in that capacity positions it to more effectively manage production performance and operating expenses and allows it to control the timing and amount of capital expenditures. Forcenergy operates 91 structures and 177 wells in the Gulf of Mexico, and believes that the operating expertise and experience of its personnel have been instrumental in its ability to significantly enhance and improve production rates and cash flows. Of particular importance, a significant portion of the drilling prospects the Company expects to pursue during the next three to five years are accessible from existing production facilities operated by the Company.

      Cook Inlet, Alaska. The Company's business strategy in the Cook Inlet area is to increase production and cash flow through the exploitation of existing producing properties as well as conducting selective exploration activities. The Company believes that it has assembled a high quality producing asset base with exploitation potential as well as exploratory lease positions that will give the Company an opportunity to add significant new reserves through drilling. Since its discovery, oil and gas activities in the Cook Inlet area have been dominated by major oil companies. The Company believes that it will be able to economically exploit opportunities previously not pursued by the major oil companies by utilizing proprietary 3-D seismic data, smaller, automated offshore production facilities and other methods that have proven successful in the Company's operations in the Gulf of Mexico.

Technology

      Forcenergy utilizes advanced technology in its exploration and development activities in order to reduce drilling risks and finding costs and to more effectively prioritize drilling prospects based on return potential. The Company has acquired
825 square miles of 3-D seismic surveys on 64 of its offshore lease blocks and 64,500 linear miles of high quality 2-D seismic data on the other offshore properties. The ability to obtain the 3-D seismic data for offshore properties at reasonable costs has enabled the Company to identify multiple development and exploratory prospects in mature producing fields which were not identified through earlier technologies. The Company employs 16 geologists/geophysicists experienced in interpreting 3-D data and has invested in 14 Landmark geophysical workstations for that purpose.

Recent Developments

     From January 1996 to February 1997, the Company has spent an aggregate of approximately $212.4 million on several acquisitions including, (1) Marathon Oil Company's interest in certain producing crude oil properties in the Cook Inlet area and Prudhoe Bay Unit, Alaska, (the "Marathon Acquisition") and a 30% interest in the Cook Inlet Pipeline Company, (2) Great Western Resources, Inc. , an independent oil and gas company ("Great Western Acquisition"), and (3) various working interests in other oil and gas properties in the Gulf of Mexico and the Permian Basin.

      The Marathon Acquisition. On December 30, 1996, Forcenergy acquired the 48% average working interest of Marathon Oil Company ("Marathon") in the McArthur River Field (Trading Bay Unit) and Marathon's 50% interest in the Trading Bay Field, both in the Cook Inlet, and Marathon's 0.05% working interest in the Prudhoe Bay Unit for $107.8 million. In January 1997, the Company acquired Marathon's interest in the Cook Inlet Pipeline Company for $7.4 million in cash and the guarantee of $6.7 million in Cook Inlet Pipeline Company debt. Net production from the interests acquired is currently approximately 7,000 Bbls of oil per day ("BOPD"). Net proved reserves associated with the Trading Bay Unit, Trading Bay Field and Prudhoe Bay Unit totaled approximately 25.9 MMbbls of oil as of December 31, 1996.

      The UNOCAL Alliance. On December 17, 1996, the Company entered into an alliance with Union Oil Company of California ("UNOCAL "), operator of the Company's properties in the Cook Inlet Basin, to jointly pursue lease sale activities and to further develop Unocal's existing Cook Inlet Basin properties in Alaska. The agreement requires Forcenergy to expend up to $30 million within the next five years on lease acquisition and development and exploratory drilling on prospects generated as a result of this alliance. It also provides Forcenergy access to Unocal's geologic and geophysical data base in the Cook Inlet Basin, including approximately 37,000 linear miles of 2-D seismic data and 6,000 square miles of 3-D seismic data. The agreement also provides that Forcenergy and Unocal shall each contribute technical staff to the alliance in a joint effort to identify development prospects in and around Unocal's existing Cook Inlet properties as well as exploratory opportunities in the area. The Company has identified a number of prospects that will be further evaluated for drilling potential. During 1997, the Company plans to spend $15.0 million on several development and exploitation wells and to undertake a 3-D seismic survey over a Cook Inlet prospect.

      As  part of its alliance with Unocal, on December 18, 1996,
Forcenergy  acquired a 50% interest in 17 State of  Alaska  lease
tracts.   The  Company's net expenditure in the  lease  sale  was
approximately $1.7 million.

     Great Western Acquisition. In January 1997, Forcenergy acquired all of the outstanding stock of Great Western Resources, Inc. ("Great Western") for approximately $48.3 million. Great Western had oil and gas operations located primarily in the onshore Gulf Coast regions of Louisiana and Texas and offshore Gulf of Mexico. Great Western's highest value asset was South Marsh Island 18, which is strategically located adjacent to the Company's recent SMI 11 #54 discovery. Great Western also had a 20% interest in an exploration concession in Peru. As of September 30, 1996, Great Western had total proved reserves of approximately 33.2 Bcfe of natural gas. Great Western's current net daily production is approximately 1,000 Bbls of oil and 14,000 Mcf of natural gas.

      Other Working Interest Acquisitions. In June 1996, the Company acquired working interests in eleven Gulf of Mexico producing fields from Amerada Hess Corporation (the "Amerada Hess Acquisition") for a cash consideration of $6.9 million. In August 1996, the Company acquired an additional working interest in one of these fields, Mustang Island 742/754, for approximately $4.0 million, increasing its total working interest in this field to 100%. In December 1996, the Company acquired interests in eight fields in the Gulf of Mexico in three separate transactions for an aggregate purchase price of $23.5 million. The first transaction involved the acquisition of a 33% working interest position in Mustang Island Block 746, bringing Forcenergy's ownership in the block to 100%. In the second transaction Forcenergy acquired a 33% working interest position in the South Marsh Island Block 136/137 field, also bringing Forcenergy's ownership in the field to 100%. In the third transaction, Forcenergy acquired an average 20% working interest in seven fields in the Gulf of Mexico. Estimated net proven reserves associated with these acquisitions include approximately 862 Mbbls of oil and 21.7 Bcfe of natural gas. The interests acquired currently are producing approximately 500 Bbls of oil per day and 12,000 Mcf of natural gas per day ("MCFPD"), net to Forcenergy's interest. In February 1997, the Company acquired an average 75% non-operated working interest in producing fields in the Permian Basin for an aggregate purchase price of $14.5 million. Estimated proven reserves associated with the properties totaled approximately 3.4 MMbbls of oil and 7.2 Bcf of natural gas as of the acquisition date. Current average net daily production from the properties is approximately 380 Bbls of oil and 1,000 Mcf of natural gas.

      During 1996, the Company also acquired interests in certain undeveloped leasehold acreage or concessions in international areas primarily offshore Australia and Gabon, Africa. Exploratory activities in these areas are expected to begin in 1997.

Gulf of Mexico Properties

     The Company currently holds working interests in 112 Gulf of Mexico and Gulf Coast lease blocks, including a 100% working interest  in  36  of  these blocks and  50%  or  greater  working interest in 19 other blocks, and operates 51 of the producing blocks representing 75% of the its current Gulf of Mexico/Gulf Coast production. The following table lists the average working interest, net proved reserves and the operator for the Company's 13 largest offshore Gulf of Mexico properties, comprising approximately 82% of the Company's net proved reserves in the Gulf of Mexico and 47% of the Company's total net proved reserves, as of December 31, 1996:


                                          Estimated Net
                                        Proved Reserves at
                                         December 31, 1996
                              Average           Natural
                              Working    Oil      Gas    Total
     Field                   Interest  (Mbbls)  (MMcf)  (MMcfe)  Operator
     -----                   --------  -------  ------  -------  --------
South Marsh Island
 6/10/11/18/19/285 Complex:     100%   5,352    30,471   62,583   Company
South Marsh Island
 Block 106 North and
 Block 106 South/Block 115      100%   3,519    12,156   33,270   Company
South Marsh Island 137 Field,
 Block 136/137                  100%     886    21,071   26,387   Company
Ship Shoal 230 Field, Block
 219                            100%   1,963     5,835   17,613   Company
West Cameron 205 Field          100%     103    13,719   14,337   Company
High Island A-467 Field         100%      93    10,453   11,011   Company
Ship Shoal 26 Field             100%     292     8,392   10,144   Company
Chandeleur 25 Field             100%      --     8,959    8,959   Company
High Island A-280 Field         100%      38     8,979    9,207   Company
Mustang Island 754              100%      20     4,604    4,724   Company
Vermilion 262 Field              88%     873     8,525   13,763   Company
East Cameron 14 Field            50%     358    12,150   14,298   Company
South  Pass 24 Field             71%   6,606    10,405   50,041   Third Party

Alaska Properties

      Forcenergy currently holds an average 48% working interest in the McArthur River Field (Trading Bay Unit) and a 50% working interest in the Trading Bay Field in the Cook Inlet area. These fields had estimated net proved reserves of 25.9 million barrels of oil and comprised approximately 27% of the Company's total estimated net proved reserves at December 31, 1996.

1996 Offshore and Gulf Coast Drilling Activity

      During 1996 the Company continued to focus on increasing reserves and cash flow by targeting development, exploitation and exploration prospects on recently acquired properties, developed in most cases through the use of 3-D seismic data. The Company spent $130.4 million in capital drilling expenditures during 1996, including $4.5 million in capitalized internal costs and $4.4 million on geological and geophysical costs, including 3-D seismic data. In the Gulf of Mexico, nineteen of nineteen development wells and seven of ten exploratory wells were successful. The following is a brief description of properties where significant activity occurred during 1996, all of which were operated by the Company except for the South Pass 24 field. The working interest ownership of the Company is noted in parenthesis.

      South Marsh Island Block 106 North (SMI 106 N/2) and Block 106 South (SMI 106 S/2) and South Marsh Island 115 (100% working interest). The Company acquired its working interests in these fields in a series of acquisitions from 1993 to 1995. During 1996, the Company successfully drilled and completed six development and two exploratory wells in SMI 106 N/2. These eight wells are currently producing at a combined net average rate of 2,581 BOPD
and   8,862  MCFPD.   These  activities  have  increased  current
production  in these   fields  to  approximately 3,305  BOPD  and
10,535 MCFPD, net to the Company.

      East Cameron 14 Field (50% average working interest). A development well was completed in the first quarter of 1996. The well is currently averaging 2,667 MCFPD, net to the Company, increasing total net production in this field to 84 BOPD and 3,317 MCFPD. Reserves were encountered in seven other zones in this well. The Company is currently evaluating plans for additional drilling in the field.

      South Pass 24 Field (approximate 71% average working interest). During 1996, five development wells were drilled, all of which have been completed. Initial production tests from the five completed wells totaled 335 BOPD and 238 MCFPD, net to the Company increasing total net production in this field to 2,623 BOPD and 3,368 MCFPD by the end of 1996, compared with net production of 891 BOPD and 501 MCFPD at the time of acquisition of the properties. Under Louisiana law, new wells permitted prior to June 30, 1996, or wells which have been shut in for more than two years and which are permitted prior to that date, qualify for a five year exemption from the state severance tax of 12.5% on the value of oil production sold and $.07 per Mcf on the volume of natural gas sold during the five years following June 30, 1996. Five development wells are planned in 1997.

      Ship Shoal 230 Field, Block 219 (100% working interest). One dually completed well was drilled and completed in April 1996. Production from this well is currently averaging 450 BOPD and 618 MCFPD, net to the Company. This well increased total average net production in this field to 923 BOPD and 3,864 MCFPD based on January 1997 production.

      High Island 467 Field (100% working interest). The Company completed all three wells of a three-well drilling project during 1996. Two development wells and one exploratory well were drilled and are currently producing at a combined average rate of 153 BOPD and 10,118 MCFPD, net to Forcenergy. This brings total net field production to 195 BOPD and 20,244 MCFPD based on January 1997 production. The Company plans one exploratory well at High Island 467 during 1997 and two exploratory wells in the adjacent High Island 470 field.

      South Marsh Island 6/10/11/18/19/285 Complex (100% working interest). In September 1996, the Company completed drilling operations on an exploratory well which encountered approximately 140 feet of TVD (true vertical depth) pay in four sands and which added approximately 22.1 BCFE in estimated net proved reserves. This well is currently producing at rates of 647 BOPD and 4,416 MCFPD, net to the Company. During the fourth quarter of 1996, the Company completed two development wells and drilled one exploratory dryhole. The two development wells are producing at a combined rate of 578 BOPD and 5,699 MCFPD, net to the Company. These drilling activities bring total current net field production to 1,499 BOPD and 12,542 MCFPD for the field complex. In March 1997, the Company completed a development well that added 17.5 BCFE in estimated net proved reserves and the well is currently producing approximately 500 BOPD and 10,000 MCFPD. Four exploitation/exploratory wells are planned for 1997.

       South Timbalier 148 (15.5% working interest). One exploratory well was completed during 1996. The well is currently producing 150 BOPD and 3,984 MCFPD, net to Forcenergy. In February 1997, one exploratory well was completed and is currently producing 291 BOPD and 4,895 MCFPD, net to the Company. The Company plans two additional exploratory wells in 1997.

Additional Future Projects

     In addition to the activity described above, the Company has identified a substantial inventory of additional exploitation, development, exploratory, workover and recompletion projects on its existing offshore properties which it may undertake over the next three to five years. Many of these projects are currently being reviewed by the Company's geologists and geophysicists utilizing 3-D seismic data acquired in the last three years.

Onshore Properties

       Forcenergy owns working and royalty interests in approximately 2,461 producing oil and gas wells in 224 fields in the Rocky Mountain, Gulf Coast, Permian Basin and Appalachian regions of the United States. Management believes that the Company's stable reserve base of long-lived, primarily non-operated, onshore properties complements the Gulf of Mexico operations by providing an additional source of cash flow that requires limited management involvement. The Company's onshore properties accounted for approximately 15% of estimated net proved reserves at December 31, 1996. Approximately $4.3 million in capital was spent on onshore properties during 1996, 40% of which was incurred on the waterflood project in the Howard Glasscock/Snyder field. The following is a summary of the Company's most significant onshore properties:

      Altamont/Bluebell Field. The Altamont/Bluebell Field is located in Duchesne and Uintah Counties, Utah. The Company owns working interests ranging from less than 1% to 27.9% (average approximately 7%) in approximately 250 active wells and has overriding royalty interests in another 190 wells. The Company also owns an 8.125% working interest in the Altamont natural gas processing plant. In the month of January 1997, Forcenergy's net production, including gas plant liquids, averaged 502 BOPD and 1,162 MCFPD. Estimated net proved reserves as of December 31, 1996 were 1,108 Mbbls and 3,189 MMcf.

      Whitney Canyon Field. Forcenergy owns working interests ranging from 14.1% to 18.9% in three wells in this Uinta County, Wyoming field and a 3.02% working interest in the Whitney Canyon gas processing plant. The Company's share of total sales from processed gas and condensate and plant liquids currently averages 130 BOPD and 1,570 MCFPD. Net proved reserves as of December 31, 1996 for the Company's Whitney Canyon wells and share of the gas processing plant were estimated at 223 Mbbls and 10,913 MMcf. Nine wells were connected during 1996 to the gas processing plant along a recently installed extension of the gathering system which currently processes gas from the Yellow Creek field located approximately 35 miles south of the plant.

      Howard Glasscock/Snyder Field. During 1995, the Company acquired an approximate 50% non-operated working interest position in the Howard Glasscock/Snyder Field located in Howard County, Texas. During May 1996, the Company increased its position in the Howard Glasscock/Snyder Field to 75%. Forcenergy and its partners drilled twenty water injection wells during 1996 and completed its planned secondary waterflood project in December 1996, with response anticipated during the second half of 1997. As of December 31, 1996, the Company's net proved reserves were estimated at 2,170 Mbbls. Current daily production from primary recovery methods is 210 BOPD, net to the Company.

Title to Properties

      As is customary in the oil and natural gas industry, the Company makes only a cursory review of title to farmout acreage and to onshore undeveloped oil and natural gas leases upon execution of the contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. The Company performs complete reviews of title to federal and state offshore lease blocks prior to acquisition. To the extent title opinions or other investigations reflect material title defects, the seller of the property, rather than the Company, is typically responsible for curing any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on undeveloped properties, the Company could suffer a loss of its entire investment in the leasehold. The Company has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Substantially all of the Company's oil and natural gas properties are and will continue to be mortgaged to secure borrowings under the Company's bank loan agreement (the "Senior Credit Facility".

Abandonment Costs

      Forcenergy is responsible for the costs associated with the plugging of wells, the removal of facilities and equipment and site restoration on its oil and gas properties, pro rata to its working interest. The Company provides for expected future abandonment liabilities by accruing for such costs as a component of depletion, depreciation and amortization as production occurs. As of December 31, 1996, total undiscounted abandonment costs estimated to be incurred were approximately $89.5 million for properties in federal and state waters. For onshore properties, salvage values received for equipment are usually sufficient to offset the abandonment costs. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rates, and changes in environmental laws and regulations. No significant abandonment costs are anticipated to be incurred in 1997.

      The Minerals Management Service ("MMS") requires lessees of Outer Continental Shelf ("OCS") properties to post performance bonds in connection with the plugging and abandonment of wells located offshore and the removal of all production facilities. Operators in the OCS waters of the Gulf of Mexico are also currently required to post an area wide bond for the lesser of $3 million, or $500,000 per producing lease. The Company currently has additional supplemental bonding on its offshore leases as required by the MMS. Under certain circumstances, the MMS has the authority to suspend or terminate operations on federal leases for failure to comply with applicable bonding requirements or other regulations applicable to plugging and abandonment. Any such suspensions or terminations of the Company's operations could have a material adverse effect on the Company's financial condition and results of operations.

Competition

      Forcenergy encounters competition from other oil and gas companies in all phases of its operations, including the acquisition of producing properties. Competitors include major integrated oil and natural gas companies, numerous independent oil and natural gas companies, individuals and drilling and income programs. Many competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the energy business for a much longer time. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. Forcenergy's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Marketing and Customers

      Forcenergy sells substantially all of its natural gas under short-term contracts (maximum of one year in duration) at pricing based on current spot market indexes. A minor portion of the Company's gas production is committed to be processed through gas plants. Crude oil and condensate is typically sold at the wellhead on month-to-month contracts at posted field prices, plus a slight premium, in the area where production occurs.

      Most of the Company's production is transported through gas gathering systems and oil and gas pipelines which are not owned by the Company. Transportation space on such gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to such facilities or due to such space being utilized by other companies with priority transportation agreements. Forcenergy's access to transportation options can also be affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the Federal Energy Regulatory Commission ("FERC") has issued a series of orders which have altered significantly the marketing and transportation of natural gas (See "Government Regulation"). The effect of these orders to date has been to enable producers such as the Company to market their natural gas production to purchasers other than the interstate pipelines located in the vicinity of their producing properties. While the Company has not experienced any inability to market its production, if transportation space is restricted or is unavailable, the Company's cash flow could be adversely affected.

      During 1996, two purchasers of the Company's production accounted for more than 10% of the value of oil and gas sold by the Company. Based on current demand for oil and natural gas sold, the Company does not believe the loss of these purchasers would have a material adverse effect on the Company's results of operations or cash flow (See Note 11 to the Company's Financial Statements).

      The Company utilizes forward sales contracts and commodity swaps for portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. The Company has entered into forward sales and swap arrangements with respect to approximately 28% of its estimated net natural gas production through the second quarter of 1997 at a weighted average price of approximately $2.04 per Mcf. For the same period, the Company has hedged approximately 18% of its estimated net oil production at a weighted average price of $18.02 per Bbl. In addition, for the same period, the Company has hedged through collar arrangements approximately 20% of its estimated net oil production with a floor of $18.00 per Bbl and ceilings ranging from $23.90 to up to $26.30 per Bbl. For this purpose, this estimated net production through the second quarter assumes current production rates. All of these arrangements are settled on a monthly basis. The Company accounts for its commodity swaps and collars as hedging activities and , accordingly, gains or losses are included in oil and gas revenues for the period the production was hedged. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending plans, and debt service requirements. The Company may hedge additional volumes through the remainder of 1997. (See Note 9 to the Company's Financial Statements).

Operating Risks of Oil and Gas Operations

      The oil and gas business involves certain operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to the Company through the loss of hydrocarbons, pollution claims, personal injury suits and damage to properties of the Company and others. The Company's offshore operations also are subject to the additional hazards of marine operations, such as severe weather, capsizing and collision that can cause substantial damage to facilities, and possible business interruption. The availability of a ready market for the
Company's oil and natural gas production also depends on the proximity of reserves to, and the capacity of, oil and gas gathering systems, pipelines and trucking or terminal facilities. Additionally, the Company may be liable for environmental damages caused by previous owners of property purchased or leased by the

Company. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for drilling or acquisitions, or result in the loss of the Company's properties. In accordance with customary industry practices, Forcenergy maintains insurance against some, but not all, of such risks and losses. The Company does not carry business interruption insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

Environmental Matters

      The Company, as an owner or lessee and operator of oil and gas properties, is subject to federal, state and local laws and regulations governing the discharge of materials into, and the protection of, the environment. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. Stricter standards in environmental legislation may be imposed in the oil and gas industry in the future, such as proposals made in Congress and at the state level from time to time that would reclassify certain oil and natural gas exploration and production wastes as "hazardous wastes" and make the reclassified wastes subject to more stringent and costly handling, disposal and clean-up requirements. The impact of any such changes, however, would not likely be any more burdensome to the Company than to any other similarly situated company involved in oil and gas exploration and production.

      The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for disposal of the hazardous substances found at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances, for damages to natural resources, and for the costs of certain health studies. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

      The Oil Pollution Act of 1990 (OPA) and regulations promulgated pursuant thereto impose a variety of obligations on "responsible parties" with respect to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a facility or vessel that could be the source of an oil spill. For offshore facilities, the responsible party is the lessee or permittee or holder of a right of use and easement (granted under applicable state law or the Outer Continental Shelf Lands Act "OCSLA") of the area in which the offshore facility is located. The OPA assigns liability to each responsible part for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf facility must pay all spill removal costs incurred by a federal, state or local government. The OPA establishes a liability limit (subject to indexing) for offshore facilities of all removal costs plus $75,000,000. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction, or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA.

      The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover a substantial portion of environmental clean-up and restoration costs that could be incurred by governmental entities in connection with an oil spill. Other requirements imposed by the OPA include the preparation of an oil spill contingency plan. A failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement action. In short, the OPA places a burden on offshore lease holders to conduct safe operations and take other measures to prevent oil spills; if one occurs, the OPA then imposes liability for resulting damages.

      In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violations of environmental related lease condition or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental prosecution or citizen initiated legal actions.

      The Company maintains insurance coverages which it believes are customary in the industry, although it is not fully insured against many environmental risks. Although the Company has not experienced any material adverse effect from compliance with environmental requirements, nor is it aware of any material environmental claims existing at December 31, 1996, there is no assurance that material costs relating to environmental matters will not be incurred in the future.

Government Regulation

      Forcenergy's drilling, production and transportation and marketing operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the surface use and restoration of properties upon which wells are drilling and the plugging and abandonment of wells. Regulations also can limit production rates, require capital for environmental compliance and affect the transportation and marketing of hydrocarbons.

      Certain operations the Company conducts are on federal oil and gas leases, which the MMS administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, Army Corps of Engineers and Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has issued regulations restricting the flaring or venting of natural gas, and proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

      In December 1995, the MMS issued an advance notice of proposed rulemaking in which it proposed to amend its regulations governing the calculation of royalties and the valuation of natural gas produced from federal leases. The principle feature in the amendments, as proposed, would establish an alternative market-index based method to calculate royalties on certain natural gas production sold to affiliates or pursuant to non-arm's-length sales contracts. The MMS proposed this rulemaking to facilitate royalty valuation in light of changes in the gas marketing environment. The MMS also proposed a rule describing the types of transportation components that are deductible for calculating and reporting royalties, as well as various cost components associated with marketing functions that are not deductible. In addition, the MMS has recently issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's-length and non-arm's-length crude oil transactions to decrease reliance on crude oil posted prices and assign a value to crude oil that better reflects market value, establish a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. These new regulations, as proposed, would have a minimal effect on the

Company's past royalty payment practices as the Company's production has been sold solely to non-affiliates. The Company cannot predict what additional action the MMS will take on these matters, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected if amendments to the regulations are adopted.

       In addition, the MMS is conducting an inquiry (not specifically directed at the Company) into certain contractual agreements from which producers on MMS leases have received settlement proceeds that are royalty bearing and the extent to which producers have paid the appropriate royalties on those proceeds. The Company believes that this inquiry will not have a material impact on its financial condition, liquidity or results of operations.

      The FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A, 636-B, and 636-C ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders is to increase competition within all phases of the natural gas industry. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance the Company's ability to market and transport its natural gas, although it may also subject the Company to greater competition and more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances. The FERC has issued final orders in all Order No. 636 individual pipeline restructuring proceedings. The United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") has generally affirmed Order No. 636 and remanded certain issues for further explanation or clarification. The issues remanded for further action do not appear to materially affect the Company. A number of parties have appealed the D.C. Circuit's ruling to the United States
Supreme Court and proceedings on the remanded issues are currently ongoing before FERC following its issuance of Order No. 636-C in February 1997. Numerous petitions for review of the individual pipeline restructuring orders are currently pending in that court. Although it is difficult to predict when all appeals of pipeline restructuring order will be completed or their impact on the Company, the Company does not believe that it will be affected by the restructuring rule and orders any differently than other natural gas producers and markets with which it competes.

      The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price that shippers can charge for their released capacity. In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect the Company only indirectly, any new rules and policy statements may have the effect of enhancing competition in natural gas markets, by among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions.

      The FERC also regulates rates and service conditions for interstate transportation of crude oil, liquids and condensate, which can affect the amount the Company receives from the sale of these products. Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at negotiated prices. Effective January 1, 1995, the FERC adopted regulations establishing an indexing system for transportation rates for oil pipelines, which generally indexes such rates to inflation. The Company is not able to predict what effect, if any, these regulations will have on it however, these regulations, or any amendments to these regulations, could
increase  the  cost  of  transporting  crude  oil,  liquids   and
condensate by pipeline.

      Cook Inlet Pipeline Company is an interstate common carrier and as such is subject to rate regulation by the FERC under the Interstate Commerce Act ("ICA"). The ICA requires that petroleum pipeline rates be just and reasonable and non-discriminatory. The ICA permits interest parties to challenge proposed new or changes rates and authorizes the FERC to suspend ad to investigate such rates. If upon completion of an investigation, the FERC finds that a proposed new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues collected during the pendency of the investigation in excess of those that would have been collected under the prior rate. In addition, the FERC, upon complaint or on its own motion and after investigation, may order a carrier to change its rate prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two year prior to the filing of a complaint. Cook Inlet Pipeline Company is also subject to regulation by the Alaska Public Utilities Commission with respect to any intrastate transportation Cook Inlet Pipeline Company provides.

      Legislation affecting the oil and gas industry is under constant review for amendment or expansion by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective, or their effect, if any, on the Company's operations. The natural gas industry historically has been very heavily regulated;

therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and, consequently, affects its profitability and cash flow. In as much as such laws and regulations are frequently expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

Offices

     Forcenergy currently leases approximately 12,600 square feet of office space in Miami, Florida, where its principal offices are located, approximately 900 square feet in Denver, Colorado, approximately 26,000 square feet in New Orleans, Louisiana, approximately 851 square feet in Lafayette, Louisiana, and approximately 28,000 square feet in Houston, Texas. The Houston office lease will expire on July 31, 1997 at which time the Company plans to move to a space of approximately 8,000 square feet. The Company recently opened an office in Anchorage, Alaska and is currently leasing 8,500 square feet of office space.

Employees

      As of February 28, 1997, Forcenergy had 204 full time employees, 31 of whom are located at the Company's headquarters in Miami, Florida and 76 of whom are located at the Company's regional offices in New Orleans, Lafayette and Intracoastal City, Louisiana, Houston, Texas, Denver, Colorado and Anchorage, Alaska. Ninety-seven employees work offshore in the Gulf of Mexico. None of Forcenergy's employees are represented by a labor union.

ITEM 2.   PROPERTIES

Acreage Data

     The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold, mineral or other interest at December 31, 1996. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                                       Developed Acres       Undeveloped Acres
                                      -----------------    ---------------------
                                       Gross      Net        Gross       Net
                                      -------   -------   ---------  ---------

     Offshore - Gulf of Mexico        364,660   172,354     138,062     87,592
     Offshore - Coastal Alaska        113,348    76,658      43,907     22,772
     Onshore  - United States         717,189    78,120     348,980     90,702
     Offshore - Australia                  --        --   2,786,623    696,656
     Offshore - Gabon, Africa              --        --     682,428    102,364
     Onshore  - Other international        --        --     649,393    266,100
                                    ---------   -------   ---------  ---------
       Total                        1,195,197   327,132   4,649,393  1,266,186
                                    =========   =======   =========  =========

Oil and Gas Reserves

       The following table summarizes the estimates of the Company's historical net proved reserves as of January 1, 1997 and the present values attributable to those reserves on such date using constant prices and operating costs as of the valuation date, discounted at a rate of 10% per annum, in accordance with Securities and Exchange Commission ("Commission") guidelines. The reserve data and present values as of January 1, 1997 for the onshore properties, the Alaska properties and a small portion of the offshore properties have been estimated by Netherland, Sewell & Associates, Inc., independent petroleum engineering consultants. The reserve data and present values as of January 1, 1997 for the majority of the offshore properties have been estimated by Collarini Engineering Inc., independent petroleum engineering consultants. (See Note 15 to The Company's Financial Statements)

                                                         As of
                                                    January 1, 1997
                                                    ---------------
Net Proved Reserves:
Liquids(Mbbls)(1)                                        54,659
Natural gas (Mmcf)                                      256,913
     Total (MMcfe)                                      584,867
Present value of future net revenues
 before income taxes (thousands)                    $ 1,055,911
Standardized measure of discounted
 future net cash flows (thousands)(2)               $   802,145

--------
[FN]
<F1>
Includes crude oil, condensate and natural gas liquids.
<F2>
The standardized measure of discounted future net cash flows represents the present value of future net revenues after income taxes discounted at 10% in accordance with Statement of Financial Accounting Standards No. 69.
[/FN]

      Since January 1, 1996, the Company has not filed any estimates of proved oil and gas reserves with any federal authority or agency other than with the Commission.

Drilling Activity

      The following table sets forth the drilling activity of the Company on its properties for the twelve month periods ended
December 31, 1996, 1995 and 1994.

                                        Year Ended December 31,
                                 ------------------------------------
                                     1996        1995         1994
                                 ------------------------------------
                                 Gross  Net  Gross   Net  Gross   Net
                                 -----  ---  -----   ---  -----   ---
     Offshore Drilling Activity:
--------------------------------
Development:
 Oil                               11   10.4    8    5.9     1    1.0
 Gas                                8    5.7    2    1.7     5    3.7
 Non productive                     -     .2    -      -     1    1.0
                                   --   ----   --    ---    --    ---
     Total                         19   16.3   10    7.6     7    5.7
                                   ==   ====   ==    ===    ==    ===
Exploratory:
 Oil                                5    4.4    5    5.0     -      -
 Gas                                2    1.3    2    1.5     1    0.3
 Non productive                     4    1.4    2    2.0     -      -
                                   --    ---   --    ---    --    ---
     Total                         11    7.1    9    8.5     1    0.3
                                   ==    ===   ==    ===    ==    ===

     Onshore Drilling Activity:
-------------------------------
Development:
 Oil                                4    2.0    2    0.1     9    0.5
 Gas                                -      -    -      -     4    1.7
 Non productive                     -      -    -      -     -      -
                                   --    ---   --    ---    --    ---
     Total                          4    2.0    2    0.1    13    2.2
                                   ==    ===   ==    ===    ==    ===

Exploratory:
 Oil                                -      -    -      -     -      -
 Gas                                -      -    1    0.5     4    0.2
 Non productive                     1     .2    3    2.0     4    2.8
                                   --    ---   --    ---    --    ---
     Total                          1     .2    4    2.5     8    3.0
                                   ==    ===   ==    ===    ==    ===


Productive Wells

      The following table sets forth the number of productive oil and gas wells in which the Company owned a working interest at December 31, 1996:

                                          Total Productive Wells
                                          -----------------------
                                           Gross             Net
                                          ------            -----
          Oil                              1,540             543
          Gas                                512             250
             Total                         2,052             793


      Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. The Company has only 16 wells that are completed in more than one producing horizon; those wells have been counted as single wells.

ITEM 3.      LEGAL PROCEEDINGS

      Forcenergy is not a party to, nor are any of its properties subject to, any pending legal proceedings that in the opinion of management, are likely to have a material adverse effect on its financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                             PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      The Company's common stock is traded on the NASDAQ/National Market under the symbol "FGAS". The following table sets forth, for the periods indicated, the range of closing high and low prices of the common stock as reported by NASDAQ. The Company completed an initial public offering on August 2, 1995, therefore no public market existed for the common stock prior to that date.

                                                  High     Low
                                                 -------  -------
     1995 Third Quarter (July 28 through
      September 30, 1995)                        $ 11.38  $ 10.00
          Fourth Quarter                         $ 11.50  $  9.25

     1996 First Quarter                          $ 11.69  $ 10.50
          Second Quarter                         $ 19.25  $ 11.63
          Third Quarter                          $ 24.88  $ 17.75
          Fourth Quarter                         $ 37.50  $ 22.88

      At March 1, 1997, the Company had 32 shareholders of record of its common stock. The Company estimates that an additional
3,400 shareholders hold common stock in street name.

Recent Sales of Unregistered Securities

      On February 14, 1997, under Rule 144A of the Securities and Exchange Commission, the Company closed on the private placement of $200 million in 8.5% Senior Subordinated Notes priced at $99.338 for a yield to maturity of 8.6%. Salomon Brothers acted as principal underwriter for the private placement. Additional purchasers were Donaldson, Lufkin & Jenrette Securities Corporation, Goldman, Sachs & Co., Lehman Brothers and ING Barings. The Company received approximately $194.0 million, net of underwriters discount ($5.0 million) and other expenses of the private placement.

Dividend Policy

      Certain covenants set forth in the senior credit facility and the senior subordinated notes restrict and/or limit the ability of the Company to pay cash dividends. The Company does not contemplate payment of any cash dividends in the near future.

ITEM 6.   SELECTED FINANCIAL INFORMATION

     The following table sets forth selected historical financial data for the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements included elsewhere in this report.

                                       For the Years Ended December 31,
                           -----------------------------------------------------
                              1996       1995       1994       1993       1992
                           ---------  ---------  ---------  ---------  ---------
                                  (in thousands, except per share amounts)
Income Statement data:
Revenues:
  Oil and gas sales <F1>   $ 138,698  $  72,147  $  58,354  $  49,652  $  24,937
  Other <F1>                     683        494        388        441        475
                           ---------  ---------  ---------  ---------  ---------
                             139,381     72,641     58,742     50,093     25,412

Expenses:
  Lease operating             38,786     24,507     23,744     16,632     7,769
  Depletion, deprecia-
   tion and amortization      58,464     31,295     24,572     19,889     8,014
  Production taxes             3,454      1,868      1,701      1,560       606
  General and admini-
   strative                    7,971      5,670      6,463      3,166     2,523
                           ---------  ---------  ---------  ---------  --------
                             108,675     63,340     56,480     41,247    18,192
                           ---------  ---------  ---------  ---------  --------

Income from operations        30,706      9,301      2,262      8,846     6,500
Interest and other
 income (loss)                   650       (561)       789        545       197
Interest expense, net
 of amounts capitalized      (13,367)   (11,668)    (9,529)    (6,192)   (2,303)
                           ---------  ---------  ---------  ---------  --------
Income (loss) before
 income taxes                 17,989     (2,928)    (6,478)     3,199     4,394
Income tax provision
 (benefit) <F2>                6,711     (1,075)    (2,403)     2,337        --
Minority interest                 --         --         --        107       132
                           ---------  ---------   --------  ---------  --------
Net income (loss) <F2>     $  11,278  $  (1,853)  $ (4,075) $     755  $  4,262
                           =========  =========   ========  =========  ========
Net income (loss) per
 common and common
 equivalent share <F2>     $     .57  $    (.14)  $   (.50)
                           =========  =========   ========
Unaudited pro forma
 data <F2>:
 Income before income
  taxes, including
  minority interest                                          $  3,092  $  4,262
 Income tax provision                                           1,207     1,639
                                                             --------  --------
 Net income                                                  $  1,885  $  2,623
                                                             ========  ========
 Net income per common
  share                                                      $    .29  $    .41
                                                             ========  ========
 Weighted average
  common and common
  equivalent shares           19,726     12,910      8,188      6,520     6,451

                                             As of December 31,
                        ------------------------------------------------------
                            1996       1995        1994       1993        1992
                        ---------  ---------   ---------  ---------   --------
                                 (in thousands, except per share amounts)
Balance sheet data:
 Working capital
  (deficit)             $   6,745  $ (11,775)  $   5,445  $   1,865  $  (1,246)
 Total assets             585,925    335,090     220,287    187,786    127,684
 Total liabilities        336,989    180,129     149,226    144,450     82,432
 Long-term debt           272,932    130,729     131,646    127,234     75,758
 Stockholders'equity      248,936    154,961      71,061     43,336     45,252

<F1>
Natural gas liquid revenues for 1992, 1993 and 1994 have been reclassified from other revenues to oil and gas sales for consistent presentation with 1995 and 1996 revenues.
<F2>
Prior to September 14, 1993, the Company was exempt from United States federal and certain state income taxes as a result of its partnership status. The
unaudited pro  forma data reflects the  income   tax expense that  would  have
been recorded   had the Company  not  been  exempt   from  paying such  income
taxes. Net income per share data for 1993 and 1992 is described as unaudited pro forma because of the Company's former partnership status.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

      The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year of the three-year periods ended December 31, 1996 and should be read in conjunction with the financial statements of the Company appearing elsewhere in this report.

Results of Operations

Production Data

      The following table sets forth the Company's historical oil and natural gas production data during the periods indicated
(production in thousands):

                                          Year Ended December 31,
                                       -----------------------------
                                         1996       1995       1994
                                       -------    -------    -------

     Production:
      Liquids (Mbbls) (F1)               4,006      2,343      1,753
      Natural gas (MMcf)                32,738     21,112     17,121
      Total (MMcfe)                     56,774     35,170     27,639
     Average realized sales prices:
      Oil (per Bbl)                    $ 17.07    $ 17.23    $ 15.69
      Plant products (per Bbl)           14.96      10.00       9.96
      Liquids <F1>                       16.93      16.46      15.04
      Natural gas (per Mcf)               2.16       1.59       1.87
     Expenses (per Mcfe):
      Lease operating                  $   .68    $   .70    $   .86
      Production taxes                     .06        .05        .06
      Depletion, depreciation and
       amortization                       1.03        .88        .88
      General and administrative, net      .14        .16        .23
     _____________
[FN]
<F1>
Includes crude oil, condensate and natural gas liquids.
[/FN]

Comparison of the Years  ended December 31, 1996 and December 31, 1995

      Operating and Net Income. Operating income increased to $30.7 million for the year ended December 31, 1996, a 230% improvement compared to the $9.3 million reported for the prior year. Net income for 1996 rose to $11.3 million compared to a net loss of $1.9 million in 1995. The improvement in both operating income and net income/loss was attributable primarily to higher production volumes and higher net realized oil and gas prices.

      Production. The Company's net liquids production rose to 4,006 Mbbls for the year ended December 31, 1996 from 2,343 Mbbls in 1995, a 71% improvement. Net gas production increased to 32,738 Mmcf in 1996, a 55% increase over the 21,112 Mmcf produced last year. On an equivalent unit basis, 1996 oil and gas production increased to 56,774 Mmcfe, 61% more than the 35,170 Mmcfe produced during 1995. The increase in both oil and gas production was attributable to new production from recent acquisitions of oil and gas properties as well as from successful drilling and workover programs begun in late 1995 and continuing through 1996.

      Revenues. Revenues for the 1996 year increased to $139.4 million, a 92% improvement over the $72.6 million reported last year, primarily because of higher production volumes and higher net realized prices. Average net realized liquid prices rose to $16.93 per barrel in 1996, a 3% increase over the $16.46 per barrel received in 1995. Average net realized gas prices rose to $2.16 per Mcf in 1996, a 36% increase over the $1.59 per Mcf reported in 1995.

      Average prices received for field production for the 1996 year were $20.49 per bbl and $2.40 per mcf for oil and natural gas, respectively. After taking into account the effects of 1996 hedging activities entered into to guarantee a certain level of cash flow from production, specifically a $12.8 million reduction in oil revenue and a $7.7 million reduction in gas revenue, net realized prices were reduced to $17.07 per bbl and $2.16 per mcf for oil and natural gas, respectively. Average realized prices for 1995 were $17.23 per bbl of oil and $1.59 per mcf of gas. Effects of hedging activities were not significant in the year ended December 31, 1995.

      Lease Operating Expenses. Lease operating expenses were $38.8 million in 1996 compared to the $24.5 million reported for 1995, an increase primarily due to new fields acquired during 1995 and 1996 and to workover-type repair and maintenance activities in 1996. On an equivalent unit of production basis, expenses decreased to $.68 per Mcfe in 1996 from $.70 per mcf in 1995, a decrease attributable primarily to increased production levels on existing properties during the latter part of 1996.

      Depletion, Depreciation and Amortization ("DD&A"). DD&A expense increased to $58.5 million in 1996 from the $31.3 million reported for 1995, an increase attributable to higher production levels and to an increase in the DD&A rate per unit of production to $1.03 per Mcfe, compared to $.88 per mcf in 1995.

        General and Administrative Costs. General and administrative costs were $8.0 million in 1996 compared with $5.7 million reported in 1995, an increase due to the overall growth of the Company during the latter half of 1995 and through 1996. On an equivalent Mcf produced basis, general and administrative expenses decreased to $.14 per Mcfe in 1996 from a rate of $.16 per Mcfe in 1995, primarily due to the higher production levels in 1996.

       Interest  Expense.   Interest  expense,  net  of   amounts
capitalized, increased to $13.4 million in 1996 compared to $11.7 million last year. The increase in interest expense is primarily due to higher debt levels during 1996.

       Income   Tax  Provision  (Benefit).   Income  tax  expense
increased to $6.7 million in 1996, from a benefit of $1.1 million in 1995, due to the improvement in results of operations compared to 1995.

Comparison of the Years Ended December 31, 1995 and December 31,
1994

      Operating and Net Income. Operating income increased 304%, to $9.3 million in 1995 from $2.3 million in 1994. The Company's net loss for 1995 was $1.9 million compared with a net loss of $4.1 million in 1994. These improvements were attributable to higher oil and gas production and lower per unit lease operating costs.

     Production. Net liquid production increased by 34%, to 2,343 Mbbls in 1995 from 1,753 Mbbls in 1994 and net gas production increased by 23%, to 21.1 Bcf in 1995 from 17.1 Bcf in 1994. Forcenergy's total net equivalent production increased to 35.2 Bcfe in 1995, a 28% improvement over the 27.6 Bcfe produced in 1994, due primarily to the acquisition of additional offshore properties in late 1994 and in early 1995 and the addition of new production attained from the successful 1995 drilling program.

      Revenues. Total revenues increased 24% to $72.6 million in 1995 compared with $58.7 million in 1994, primarily because of higher production volumes, which in turn resulted from acquisitions closed during 1995 and the Company's successful drilling program. Oil revenues for the year increased by 47%, to $38.6 million in 1995 from $26.3 million in the prior year. Average net realized liquid prices of $16.46 per barrel in 1995 were 9% higher than the $15.04 per barrel received in 1994. Gas revenues rose to $33.6 million in 1995, 5% more than the $31.9 million in 1994; however, average net realized gas prices declined to $1.59 per Mcf in 1995, 15% below the $1.87 average per Mcf received in 1994.

       Lease Operating Expenses. Lease operating expenses increased by $763,000, or 3%, in 1995 compared to 1994 because of the addition of new properties; however, on an Mcfe produced basis, costs declined 19% from $.86 per Mcfe in 1994 to $.70 per Mcfe in 1995. This decline in the per unit cost was attributable to the Company's success in adding new production through development of new reserves from existing properties and facilities and through acquiring new properties that provide operating synergies with existing properties.

       Depletion, Depreciation and Amortization. Total DD&A increased 27% to $31.3 million during 1995 compared with $24.6 million during 1994, primarily as a result of higher production volumes in 1995 as the DD&A rate was substantially the same for both years.

      General and Administrative. General and administrative expenses declined to $5.7 million in 1995, 12% less than the $6.5 million incurred in 1994. The costs for 1994 reflected higher third-party engineering and consulting fees associated with several acquisition possibilities that never materialized. Additionally, the Company billed more general and administrative expenses, as provided for in joint operating agreements, to joint interest owners in 1995 due to the increased drilling activity.

       Interest Expense. Interest expense, net of amounts capitalized, increased 23% to $11.7 million, compared to $9.5 million in 1994. This increase was primarily attributable to the acquisition related increases in the Company's debt levels prior to the repayment of a portion of that debt with proceeds from the initial public offering.

     Interest and Other Income. Interest and other income (loss) reflected a net charge of $561,000 in 1995 compared with income of $789,000 in 1994. The 1995 charge included a non-cash adjustment to certain balance sheet items associated with activities in previous years. Interest income was $474,000 in 1995 compared with $454,000 in the prior year.

      Income Tax Provision (Benefit). The income tax benefit decreased to $1.1 million in 1995, from $2.4 million in 1994, due to the improvement in the results of operations.

Liquidity and Capital Resources

     The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and private and public placements of debt and equity securities. The Company's primary sources of funds for each of the past three years were as follows:

                                                1996         1995        1994
                                             ----------   ---------   ---------
Net cash provided by operating activities    $   65,228   $   28,574  $  22,433
Borrowings under the Senior Credit Facility     255,968       35,709      6,872
Repayments under the Senior Credit Facility    (250,091)  $  (38,666)        --
Proceeds from issuance of common stock           46,318       55,753     31,800
Proceeds from Bridge Loan                            --        8,000         --
Issuance of long-term debt                      169,114           --         --

      The Company had $9.7 million in cash at December 31, 1996 compared to $3.0 million at the end of 1995. Working capital was $6.7 million at December 31, 1996 compared with negative working capital of $11.8 million at December 31, 1995. The increase in cash was due to the Company's receipt of proceeds from the 1996 Offerings (discussed below). The increase in working capital was due to the increase in cash and, as well, increases in oil and gas sales receivables related to production and price increases.

      Forcenergy generated approximately $65.2 million in cash from operations during 1996 compared to $28.6 million during 1995. This increase was due to additional production from acquired properties and the 1996 drilling program and from higher oil and gas prices.

      Total capital expenditures were $284.0 million for the year ended December 31, 1996, including $152.5 attributable to the cost of acquisitions. Funding for these expenditures was provided through the Company's existing Senior Credit Facility, net proceeds from the 1996 Offerings and funds from operations.

     During November 1996, the Company sold, in concurrent public offerings (the "1996 Offerings"), $175 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2006 and 1,635,408 shares of Common Stock. Concurrently with the 1996 Offerings, all of the outstanding 7% Exchangeable Subordinated Notes were converted into Common Stock, and options to purchase 214,866 shares of common stock were exercised by certain holders of the 7% Exchangeable Subordinated Notes. The Company received approximately $210 million in aggregate net proceeds (after underwriting fees, commissions and estimated offering expenses), a substantial portion of which were used to retire all outstanding borrowings under the Company's Senior Credit Facility. The balance of the net proceeds have been utilized for general corporate purposes, including capital expenditures and acquisitions.

      During December 1996, and January 1997, the Company closed several acquisitions aggregating $201.0 million, funded primarily by the Company's Senior Credit Facility and cash remaining from the 1996 Offerings. In February 1997, the Company closed on a private placement of $200 million in 8.5% Senior Subordinated Notes priced at $99.338 for a yield to maturity of 8.6%. The Company received approximately $194.0 million in net proceeds and used the majority of those proceeds to repay all outstanding indebtedness under the Company's Senior Credit Facility. The Company's borrowing base and maximum commitment under the Senior Credit Facility is $195.0 million and, at February 28, 1997, after reduction for issued letters of credit, the Company had approximately $189.1 million available under the facility. At February 28, 1997, the Company also had approximately $38.5 million in cash available for general corporate purposes.

      The Company's capital expenditure budget for 1997 is estimated to be approximately $195 million. Forcenergy will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties and the availability of capital. Although the 1997 budget does not incorporate any acquisitions, the Company will continue to selectively seek acquisition opportunities where it believes significant exploration and development potential exists.

     Revenues generated from operations are highly dependent upon the price of, and demand for, oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future as prices are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These uncontrollable factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels and political and economic conditions in the Middle East, Russia, Mexico and Canada that can affect the supply and price of foreign oil and natural gas. It is impossible to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices may adversely affect the Company's financial condition, liquidity and results of operations. Lower prices also may reduce the amount of reserves that can be produced economically, as well as limit the ability to continue to exploit and develop the existing reserve base.

      The Company utilizes, from time to time, forward sales contracts and commodity swaps for portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. All of these arrangements are settled on a monthly basis. The Company accounts for its commodity swaps and collars as hedging activities and, accordingly, gains or losses are included in oil and gas revenues for the period the production was hedged. The Company continuously re-evaluates its hedging program in light of market conditions, commodity price forecasts, capital spending, and debt service requirements. (See Note 9 to the Company's Financial Statements.)

      Management believes that cash on hand at year-end, cash flows from operations and the borrowing capacity under the Company's Senior Credit Facility will be adequate to meet future liquidity needs, including funding the Company's financial obligations and capital program.

New Accounting Pronouncements

     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. This statement is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company believes the adoption of this statement will not have an impact on the financial condition or results of operations of the Company.

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("EPS")("SFAS 128"). SFAS 128 specifies new standards for the computation, presentation and disclosure requirements for EPS. SFAS 128 is intended to improve the EPS information provided in financial statements by simplifying the existing computational guidelines revising the disclosure requirements to provide more consistent and meaningful information and by increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computation include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS; (b) eliminating the modified treasury stock method and the three percent materiality provision; and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS 128.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The   financial  statements  and  supplementary  financial
information required to be filed under this item are presented on pages F-1 through F -27 of this Form 10-K, and are incorporated herein by reference.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

      On October 16, 1995, the Company reported on Form 8-K a change in the Company's independent accountants.

Disagreements with Accountants on Accounting and Financial
Disclosures

     None.


                            PART III


      Items 10, 11, 12 and 13 of Part III are incorporated herein by reference from Forcenergy's Proxy Statement for the 1997 Annual Meeting of the Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than April 30, 1997.

                              PART IV

ITEM  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND  REPORTS
            ON FORM 8-K

(a)  Documents included in this report:

  1. Financial Statements
                                                                       Page
     Report of independent accountants                                  F-2
     Consolidated balance sheets as of December 31, 1996 and 1995       F-4
     Consolidated statements of operations for each of the three
      years in the period ended December 31, 1996                       F-5
     Consolidated statements of stockholders' equity for each of
      the three years in the period ended December 31, 1996             F-6
     Consolidated statements of cash flows for each of the three
      years in the period ended December 31, 1996                       F-7
     Notes to consolidated financial statements                         F-8

  2. Financial Statement Schedules

           All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

  3. a. Exhibits:


     2.1 Agreement and Plan of Merger, dated as of September 14, 1993, among Forcenergy Partners, L.P., Forcenergy Gas Exploration, Inc. and the Company. (Filed as Exhibit
          4.2 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     2.2 Supplemental Agreement and Plan of Merger, dated as of September 14, 1993, among Forcenergy Partners, L.P., Forcenergy Gas Exploration, Inc., and the Company, Stig Wennerstrom, and Forcenergy AB. (Filed as Exhibit 4.3 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and included herein by reference (File No. 33-93020))

     2.3 Purchase and Sale/Exchange Agreement dated December 12, 1994 between Conoco Inc. and the Company. (Filed as
          Exhibit 10.37 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     2.4 Purchase and Sale Agreement dated September 15, 1994 between Ashlawn Energy, Inc. and the Company. (Filed as Exhibit 10.38 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     2.5 Agreement and Plan of Merger dated as of May 25, 1995 among the Company, Ashlawn Energy, Inc., Jeannie M.
          Hines,  William  A. Hines, Donna B. Hines,  William  M.
          Hines,  Ann  Gilbert and Louis F. Gilbert.   (Filed  as
          Exhibit 10.34 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     2.6 Certificate of Merger of Ashlawn Energy, Inc. into Forcenergy Gas Exploration, Inc. dated August 2, 1995. (Filed as Exhibit 2.1 to the Quarterly Form on 10-Q filed on November 14, 1995 for the six month period ending June 30, 1995 and is included herein by reference (File No. 0-26444))

     2.7 Purchase and Sale Agreement dated April 19, 1996 between Amerada Hess Corporation and the Company. (Filed as Exhibit 2 to the Current Report on Form 8-K on July 15, 1996, as subsequently amended, and is included herein by reference (File No. 0-26444))

     2.8 Purchase and Sale Agreement dated December 12, 1996 between Marathon Oil Company and the Company. (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed on January 14, 1997 and is included herein by reference (File No. 0-26444))

     3.1 Amended and Restated Certificate of Incorporation of the Company dated July 25, 1995. (Filed as Exhibit 3.1 to the Quarterly Form on 10-Q filed on November 14, 1995 for the nine month period ending September 30, 1995 and is included herein by reference (File No. 0-26444)) and Amendment No. 1 thereto filed with Amendment No. 2 to Form S-1 filed on June 6, 1996 and is included herein by reference (File No. 333-4600).

     3.2 Bylaws of the Company. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     4.1  Specimen  Common Stock certificate.  (Filed as  Exhibit
          4.1 to the Registration Statement on Form S-1 on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     4.2 Registration Rights Agreement dated as of October 10, 1995 by and between Forcenergy Gas Exploration, Inc. and Forcenergy AB. (Filed as Exhibit 4.3 with the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and is included herein by reference (File No. 0-26444).

     4.3 Form of Indenture dated as of November 6, 1996 between Forcenergy Inc, as Issuer, and Bankers Trust Company, as Trustee. (Filed as Exhibit 4.2 to the Registration Statement on Form S-3 on October 30, 1996, as subsequently amended, and is included herein by reference (File No. 333-13657))

     4.4* Form of Indenture dated as of February 14, 1997 between
          Forcenergy Inc, as Issuer and Bankers Trust Company, as
          Trustee (filed herewith).

     10.1 Employment   Agreement,  dated  as   of  September  14,
          1993 between the Company and Stig Wennerstrom. (Filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     10.2 First Amendment to Employment Agreement dated effective as of May 18, 1995 between the Company and Stig Wennerstrom. (Filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     10.3 Indemnification Agreement, dated as of September 14, 1993 between the Company and Stig Wennerstrom. (Filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6,
          1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     10.4 Indemnification   Agreement,   dated   as  of September
          14, 1993 between the Company and Harold Simon. (Filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     10.5 Form of Indemnification Agreement between the Company and certain officers and directors. (Filed as Exhibit
          10.5 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     10.6 Forcenergy Gas Exploration, Inc. 1993 Stock Option Plan for Officers and Key Employees and forms of incentive and nonqualified stock option agreements. (Filed as
          Exhibit 10.6 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     10.7 Forcenergy Gas Exploration, Inc. 1995 Stock Option Plan and forms of incentive and nonqualified stock option agreements. (Filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     10.8 Forcenergy Gas Exploration, Inc. 1995 Non Employee Director Stock Option Plan and forms of nonqualified stock option agreement. (Filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

     10.9 Forcenergy Gas Exploration, Inc. 1995 Employee Stock Purchase Plan. (Filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.10 Deed  of    Trust,  Mortgage,   Assignment,   Security
          Agreement and Financing Statement dated September 15, 1993 between the Company and Internationale Nederlanden (U.S.) Capital Corporation, as Agent. (Filed as
          Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.11 Note Purchase Agreement dated as of September 15, 1993 among the Company, Forcenergy Offshore, Inc., Chemical Equity Associates, FS Energy Associates, L.P., Financial Strategic Portfolios, Inc. -- Energy
          Portfolio,  Financial  Strategic  Portfolios,  Inc.  --
          Utilities Portfolio, Burden Direct Investment Fund I, L.P., A.C. Israel Enterprises, Inc., Lamar Life Insurance Company, Clark Partners I, Brinson Venture Capital Fund III, L.P., Brinson Trust Company as Trustee of the Brinson Map Venture Capital Fund III Trust and Virginia Retirement System. (Filed as
          Exhibit 10.16 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.12 Consent and Modification Agreement dated May 4, 1994 among the Company and Chemical Equity Associates, FS Energy Associates, L.P., Financial Strategic
          Portfolios, Inc. -- Energy Portfolio, Financial Strategic Portfolios, Inc. -- Utilities Portfolio, Burden Direct Investment Fund I, L.P., A.C. Israel Enterprises, Inc., Lamar Life Insurance Company, Clark Partners I, Brinson Venture Capital Fund III, L.P., Brinson Trust Company as Trustee of the Brinson Map Venture Capital Fund III Trust and Virginia Retirement System, including form of option agreement. (Filed as Exhibit 10.17 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.13 Amendment   to   Note   Purchase  Agreement  among  the
          Company and Chemical Equity Associates, FS Energy Associates, L.P., Financial Strategic Portfolios, Inc. -- Energy Portfolio, Financial Strategic Portfolios, Inc. -- Utilities Portfolio, Burden Direct Investment Fund I, L.P., A.C. Israel Enterprises, Inc., Lamar Life Insurance Company, Clark Partners I, Brinson Venture Capital Fund III, L.P., Brinson Trust Company as Trustee of the Brinson Map Venture Capital Fund III Trust and Virginia Retirement System. (Files as
          Exhibit 10.4 to the Quarterly Form on 10-Q filed on November 14, 1995 for the six month period ending June 30, 1995 and is included herein by reference (File No. 0-26444))

    10.14 Note Exchange and Registration Rights Agreement dated as of September 15, 1993 among the Company and Chemical Equity Associates, FS Energy Associates, L.P., Financial Strategic Portfolios, Inc. -- Energy
          Portfolio,  Financial  Strategic  Portfolios,  Inc.  --
          Utilities Portfolio, Burden Direct Investment Fund I, L.P., A.C. Israel Enterprises, Inc., Lamar Life Insurance Company, Clark Partners I, Brinson Venture Capital Fund III, L.P., Brinson Trust Company as Trustee of the Brinson Map Venture Capital Fund III Trust and Virginia Retirement System. (Filed as
          Exhibit 10.19 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.15 Amendment to Note Exchange and Registration Rights Agreement among the Company and Chemical Equity Associates, FS Energy Associates, L.P., Financial Strategic Portfolios, Inc. -- Energy Portfolio,
          Financial Strategic Portfolios, Inc. -- Utilities Portfolio, Burden Direct Investment Fund I, L.P., A.C. Israel Enterprises, Inc., Lamar Life Insurance Company,

          Clark Partners I, Brinson Venture Capital Fund III, L.P., Brinson Trust Company as Trustee of the Brinson Map Venture Capital Fund III Trust and Virginia Retirement System. (Filed as Exhibit 10.1 to the Quarterly Form on 10-Q filed on November 14, 1995 for the six month period ending June 30, 1995 and is included herein by reference (File No. 0-26444))

    10.16 Form of Second Amendment to Note Exchange and Registration Rights Agreement (Filed as Exhibit 2.5 to the Registration Statement on Form S-3 filed on October 7, 1996, as amended on October 16, 1996 and is included herein by reference (File No. 33-13657))

    10.17 Subordination Agreement dated as of September 15, 1993 among the Company and Internationale Nederlanden (U.S.) Capital Corporation, as Agent for the Banks who are party to the Credit Agreement, and Chemical Equity Associates, FS Energy Associates, L.P., Financial Strategic Portfolios, Inc. -- Energy Portfolio,
          Financial Strategic Portfolios, Inc. -- Utilities Portfolio, Burden Direct Investment Fund I, L.P., A.C. Israel Enterprises, Inc., Lamar Life Insurance Company, Clark Partners I, Brinson Venture Capital Fund III, L.P., Brinson Trust Company as Trustee of the Brinson Map Venture Capital Fund III Trust and Virginia Retirement System. (Filed as Exhibit 10.21 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.18 Voting and Holdback Agreement dated as of September 15, 1993 among the Company, Forcenergy AB, Wictor Forss and Chemical Equity Associates, FS Energy Associates, L.P., Financial Strategic Portfolios, Inc. -- Energy Portfolio, Financial Strategic Portfolios, Inc. -- Utilities Portfolio, Burden Direct Investment Fund I, L.P., A.C. Israel Enterprises, Inc., Lamar Life Insurance Company, Clark Partners I, Brinson Venture Capital Fund III, L.P., Brinson Trust Company as Trustee of the Brinson Map Venture Capital Fund III Trust and Virginia Retirement System. (Filed as
          Exhibit 10.22 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.19 Amendment to Voting and Holdback Agreement among the Company and Chemical Equity Associates, FS Energy Associates, L.P., Financial Strategic Portfolios, Inc. -- Energy Portfolio, Financial Strategic Portfolios, Inc. -- Utilities Portfolio, Burden Direct Investment Fund I, L.P., A.C. Israel Enterprises, Inc., Lamar Life Insurance Company, Clark Partners I, Brinson Venture

          Capital Fund III, L.P., Brinson Trust Company as Trustee of the Brinson Map Venture Capital Fund III Trust and Virginia Retirement System. (Files as
          Exhibit 10.2 to the Quarterly Form on 10-Q filed on November 14, 1995 for the six month period ending June 30, 1995 and is included herein by reference (File No. 0-26444))

    10.20 Warrants to Purchase Common Stock of the Company dated October 28, 1994 issued to Donaldson, Lufkin & Jenrette Securities Corporation and DLJ First ESC L.L.C. (Filed as Exhibit 10.24 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.21 Consulting Agreement dated January 18, 1991 between the Company and Wictor Forss. (Filed as
          Exhibit 10.25 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.22 Incentive Stock Option Agreement dated September 14, 1993 between the Company and Stig Wennerstrom. (Filed as Exhibit 10.26 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.23 Non-Qualified Stock Option Agreement dated September 14, 1993 and amendment dated November 23, 1993 between the Company and Stig Wennerstrom. (Filed as Exhibit 10.27 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.24 Form of Incentive Stock Option Agreement between the Company and Stig Wennerstrom under the 1995 Stock Option Plan. (Filed as Exhibit 10.28 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.25 Form of Non-Qualified Stock Option Agreement between the Company and Stig Wennerstrom under the 1995 Stock Option Plan. (Filed as Exhibit 10.29 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.26 Form of Incentive Stock Option Agreement between the Company and its officers and directors excluding Stig Wennerstrom under the 1995 Stock Option Plan or the 1995 Non-Employee Director Plan. (Filed as Exhibit
          10.30 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.27 Form of Non-Qualified Stock Option Agreement between the Company and its officers and directors excluding Stig Wennerstrom under the 1995 Stock Option Plan or the 1995 Non-Employee Director Plan. (Filed as
          Exhibit 10.31 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.28 Subscription Agreement dated September 14, 1993 between the Company and Forcenergy AB. (Filed as
          Exhibit 10.32 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.29 Stock Purchase Agreement dated May 12, 1994 between the Company and Forcenergy AB. (Filed as
          Exhibit 10.33 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.30 Form of Waiver letter of Donaldson, Lufkin & Jenrette Securities Corporation related to Warrant to purchase Common Stock dated October 28, 1994. (Filed as Exhibit 10.35 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.31 Form of Waiver letter of DLJ First ESC L.L.C. related to Warrant to purchase Common Stock dated
          October 28, 1994. (Filed as Exhibit 10.36 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.32 Form of Irrevocable Proxy granted by Forcenergy AB to representatives of the holders of the Exchangeable Subordinated Notes. (Filed as Exhibit
          10.41 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020))

    10.33 Second Restated Credit Agreement dated December 1, 1995 among Forcenergy Gas Exploration, Inc., Internationale Nederlanden (U.S.) Capital Corporation, as Agent, and Certain Financial Institutions, as Lenders. (Filed as Exhibit 10.38 with the Annual

          Report on Form 10-K  for the fiscal year ended December
          31,  1995 and is incorporated herein by reference (File
          No. 0-26444))

    10.34 Third Restatement of Credit Agreement dated as of April 26, 1996, as amended, among Forcenergy Gas Exploration, Inc. and Internationale Nederlanden (U.S.) Capital Corporation, as Agent and Lender, and certain Financial Institutions named therein as Lenders. (Filed as Exhibit 10.37 to the Registration Statement on Form S-1 on May 3, 1996 and is included herein by reference (File No. 333-4600))

   10.35* First   Amendment   to   Third   Restatement of  Credit
          Agreement by and among Forcenergy Inc and Internationale Nederlanden (U.S.) Capital Corporation and certain financial institutions named therein as Lenders.

   10.36* Second   Amendment   to   Third  Restatement of  Credit
          Agreement by and among Forcenergy Inc and Internationale Nederlanden (U.S.) Capital Corporation and certain financial institutions named therein as Lenders.

   10.37* Third  Amendment   to   Third  Restatement   of  Credit
          Agreement by and among Forcenergy Inc and Internationale Nederlanden (U.S.) Capital Corporation and certain financial institutions named therein as Lenders.

    10.38 Amendment to the Forcenergy Inc 1995 Stock Option Plan. (Filed as Exhibit 10.2 to the Quarterly Form on
          10-Q filed on November 7, 1996 and is included herein by reference (File No. 0-26444))

    11.1* Computation of earnings per share.

    21.1* Subsidiaries of the Company.

    23.1* Consent of Coopers & Lybrand L.L.P.

    23.2* Consent of Price Waterhouse LLP

     99.1 Press Release announcing the closing on a private placement (pursuant to Rule 144A) of $200 million in 8 1/2% Senior Subordinated Notes priced at $99.338, with a yield to maturity of 8.6%. (Filed as Exhibit 99 to the Current Report on Form 8-K filed on February 21, 1997 and is included herein by reference (File No. 0-26444))


     * Filed herewith.
     All other exhibits have been previously filed.

b.   Reports on Form 8-K

      On October 4, 1996, the Company filed a Current Report on Form 8-K including the financial statements and pro forma financial information for the Conoco and the Ashlawn acquisitions (as reported in previous filings) strictly for purposes of incorporation by reference in future filings under the Securities Act of 1933.

      No other reports on Form 8-K were filed during the fourth quarter of 1996.

      On  January 14, 1997 and as amended on March 17, 1997,  the
Company filed a Current Report on Form 8-K reporting the acquisition of certain properties in the Cook Inlet area of Alaska from Marathon Oil Company.

      On February 21, 1997, the Company filed a Current Report on
Form 8-K reporting the private placement of $200 million in Senior Subordinated Notes priced at $99.338, with a coupon of 8.5% and yield to maturity of 8.6%.

                  GLOSSARY OF OIL AND GAS TERMS

     The definitions set forth below shall apply to the indicated terms as used herein. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

     Bcf. Billion cubic feet.

     Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     BOPD.  Barrels of oil per day.

     Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to
59.5 degrees Fahrenheit.

     Completion. The installation of permanent equipment for the production of oil or gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

     Developed acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

     Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

     Discounted Present Value. A method of determining the present value of proved reserves. Under the SEC method, the future net revenues before income taxes from proved reserves are estimated assuming that oil and natural gas prices and production costs remain constant. The resulting stream of revenues is then discounted at the rate of 10% per year to obtain the present value.

     Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

    Exploratory well. A well drilled to find and produce oil or gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

    Farm-in or farm-out. An agreement whereupon the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

     Field. An area consisting of single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

     Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

     Mbbls. One thousand barrels of crude oil or other liquid hydrocarbons.

     Mbbls/d. One thousand barrels of crude oil or other liquid hydrocarbons per day.

     Mcf. One thousand cubic feet.

     Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     MMbbls. One million barrels of crude oil or other liquid hydrocarbons.

     MMBtu. One million Btus.

     MMcf. One million cubic feet.

     MCFPD. One million cubic feet per day.

     MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

     Oil. Crude oil and condensate.

     Present value. When used with respect to oil and gas reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at the date indicated, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

     Productive  well. A well that is found to  be  capable  of
producing   hydrocarbons  in  sufficient  quantities  such   that
proceeds from the sale of such production exceed production expenses and taxes.

     Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and able to produce to market.

     Proved developed nonproducing reserves. Proved developed reserves expected to be recovered from zones behind casing in existing wells.

     Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved undeveloped location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

     Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required from recompletion.

     Recompletion. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

     Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

     Royalty interest. An interest in an oil and gas property entitling the owner to a share of oil or gas production free of costs of production.

     Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

     Updip. A higher point in the reservoir.

     Working interest. The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

     Workover. Operations on a producing well to restore or increase production.

                            SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FORCENERGY INC


Dated:  March 26, 1997          By:         /s/  E. Joseph Grady
                                    ----------------------------------------
                                                 E. Joseph Grady
                                    Vice President - Chief Financial  Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

By:           /s/ Stig Wennerstrom                     Date:  March 26, 1997
     -------------------------------------------
                  Stig Wennerstrom
       President and Chief Executive Officer
           (Principal Executive Officer)


By:             /s/ E. Joseph Grady                    Date:  March 26, 1997
     --------------------------------------------
                E. Joseph Grady
       Vice President - Chief Financial Officer
     (Principal Financial and Accounting Officer)


By:          /s/ Bruce  L. Burnham                      Date:  March 26, 1997
     ---------------------------------------------
             Bruce L. Burnham, Director


By:          /s/ Arnold L. Chavkin                      Date:  March 26, 1997
     ---------------------------------------------
            Arnold L. Chavkin, Director


By:              /s/ Eric Forss                         Date:  March 26, 1997
     ---------------------------------------------
                Eric Forss, Director


By:              /s/ Robert Issal                       Date:  March 26, 1997
     ----------------------------------------------
                     Robert Issal
     Director & Chairman of the Board of Directors


By:              /s/ Kevin Penn                         Date:  March 26, 1997
     ----------------------------------------------
             Kevin S. Penn, Director


By:         /s/   William  F.  Wallace                  Date:  March 26, 1997
     ----------------------------------------------
           William F. Wallace, Director


By:            /s/ Jeffrey A. Weber                     Date:  March 26, 1997
     ----------------------------------------------
            Jeffrey A. Weber, Director

                             ITEM 8

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   ANNUAL REPORT ON FORM 10-K

              FOR THE YEAR ENDED DECEMBER 31, 1996

                         FORCENERGY INC

                         MIAMI, FLORIDA

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Forcenergy Inc


We have audited the accompanying consolidated balance sheets of Forcenergy Inc as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forcenergy Inc as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.


Miami, Florida
February 17, 1997

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Forcenergy Inc


In our opinion, the statements of operations, of cash flows and of changes in stockholders' equity for the year ended December 31, 1994 present fairly, in all material respects, the results of operations and cash flows of Forcenergy Inc for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Forcenergy Inc for any period subsequent to December 31, 1994.



PRICE WATERHOUSE LLP

Houston, Texas
June 1, 1995, except as to
  Note 1 which is as of
  July 6, 1995

                             FORCENERGY INC
                      CONSOLIDATED BALANCE SHEETS
                                                             December 31,
                                                        --------------------
                                                           1996       1995
                                                        ---------  ---------
                                                           (in thousands)
ASSETS:
Current Assets:
  Cash                                                  $   9,669  $   2,996
  Accounts receivable, net                                 29,416     15,325
  Other current assets                                     10,673      6,999
                                                        ---------  ---------
     Total current assets                                  49,758     25,320
                                                        ---------  ---------
Investment in surety bonds, at cost                         3,926      6,164
                                                        ---------  ---------
Property, plant and equipment, at cost (full cost
  method) net of accumulated depletion, depreciation
  and amortization                                        523,711    298,832
                                                        ---------  ---------
Other assets                                                8,530      4,774
                                                        ---------  ---------
                                                        $ 585,925  $ 335,090
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable                                      $   8,643  $  17,811
  Accrued liabilities                                      34,370     15,000
  Accrued acquisition  obligation                              --      4,284
                                                        ---------  ---------
     Total current liabilities                             43,013     37,095
                                                        ---------  ---------
Long-term debt                                            272,932    130,729
                                                        ---------  ---------
Deferred income taxes                                      21,044     12,305
                                                        ---------  ---------
Commitments and contingencies (Note 10)

Stockholders' Equity:
  Preferred stock, $.01 par value; 5,000,000 shares
      authorized;  none  issued  or   outstanding              --        --
  Common stock, $.01 par value; 50,000,000 shares
     authorized; 22,577,838 and 18,260,447 issued
     and outstanding at December 31, 1996 and
     1995, respectively                                       226        183
  Capital in excess of par value                          246,032    163,378
  Retained earnings (deficit)                               2,678     (8,600)
                                                        ---------  ---------
     Total stockholders' equity                           248,936    154,961
                                                        ---------  ---------
                                                        $ 585,925  $ 335,090
                                                        =========  =========

The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                         For the Year Ended December 31,
                                      ------------------------------------
                                         1996          1995        1994
                                      ----------    ---------   ----------
                                   (in thousands, except per share amounts)
Revenues:
 Oil and gas sales                     $ 138,698    $  72,147    $  58,354
 Other                                       683          494          388
                                       ---------    ---------    ---------
                                         139,381       72,641       58,742
                                       ---------    ---------    ---------
Expenses:
 Lease operating                          38,786       24,507       23,744
 Depletion, depreciation and
  amortization                            58,464       31,295       24,572
 Production taxes                          3,454        1,868        1,701
 General and administrative                7,971        5,670        6,463
                                       ---------    ---------    ---------
                                         108,675       63,340       56,480
                                       ---------    ---------    ---------

Income from operations                    30,706        9,301        2,262
Interest and other income (expense)          650         (561)         789
Interest expense, net of
 amounts capitalized                     (13,367)     (11,668)      (9,529)
                                       ---------    ---------    ---------
Income (loss) before income taxes         17,989       (2,928)      (6,478)
Income  tax provision (benefit)            6,711       (1,075)      (2,403)
                                       ---------    ---------    ---------
Net  income (loss)                     $  11,278    $  (1,853)   $  (4,075)
                                       ---------    ---------    ---------
Net income (loss) per common
 and common equivalent share           $     .57    $    (.14)   $    (.50)
                                       =========    =========    =========
Net income per common and common
 equivalent share -
 assuming full dilution                $     .62    $    (.14)   $    (.50)
                                       =========    =========    =========





   The accompanying notes are an integral part of these financial statements.

                                FORCENERGY INC
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            Retained
                                               Capital in   Earnings
                                Common Stock    Excess of (Accumulated
                              Shares    Amount  Par Value    Deficit)   Total
                             ---------  ------  ---------  ---------  ---------
                                       (in thousands, except shares)

Balance, January 1, 1994     6,684,594  $  67  $  45,941  $  (2,672)  $  43,336

Issuance of common stock     2,355,892     24     31,776         --      31,800
Net loss                            --     --         --     (4,075)     (4,075)
                            ----------  -----  ---------  ---------   ---------
Balance, December 31, 1994   9,040,486     91     77,717     (6,747)     71,061

Issuance of common stock     9,219,961     92     85,661         --      85,753
Net loss                            --     --         --     (1,853)     (1,853)
                            ----------  -----  ---------  ---------   ---------
Balance, December 31, 1995  18,260,447    183    163,378     (8,600)    154,961

Conversion of 7% Exchangeable
  Subordinated Notes         2,343,047     23     35,813         --      35,836
Exercises of stock options     323,503      3      5,442         --       5,445
Issuance of common stock     1,650,841     17     41,399         --      41,416
Net income                          --     --         --     11,278      11,278
                            ----------  -----  ---------  ---------   ---------
Balance, December 31, 1996  22,577,838  $ 226  $ 246,032  $   2,678   $ 248,936
                            ==========  =====  =========  =========   =========

















 The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Year Ended December 31,
                                           -----------------------------------
                                               1996        1995         1994
                                           ----------  ----------   ----------
                                                       (in thousands)
Cash flows from operating activities:
  Net income (loss)                        $   11,278  $   (1,853)  $   (4,075)
                                           ----------  ----------   ----------
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Depletion, depreciation and amortization     59,518      32,516       25,480
  Deferred income taxes                         6,612      (1,075)      (2,403)
  Deferred interest                             2,107       2,040        2,040
  Other                                          (210)       (194)        (167)
  (Increase) decrease in accounts receivable  (14,091)     (4,965)       1,097
  Increase in other current assets             (3,674)        (63)      (1,637)
  Increase in other assets                         --        (113)        (668)
  (Decrease) increase in accounts payable      (4,859)      3,688        2,181
  (Decrease) increase in other
   accrued liabilities                          8,547      (1,407)         585
                                            ---------  ----------   ----------
                                               53,950      30,427       26,508
                                            ---------  ----------   ----------
Net cash provided by operating activities:     65,228      28,574       22,433
                                            ---------  ----------   ----------

Cash flows from investing activities:
  Acquisitions of oil and gas properties     (152,478)    (41,462)     (13,778)
  Capital expenditures                       (130,269)    (36,913)     (44,391)
  Purchase of surety bonds                         --      (1,020)          --
  Sale of surety bonds                          2,151       2,730           --
  Bond escrow proceeds                             --          --        2,855
  Proceeds from sale of assets                  1,072         803           16
  Increase in other assets                       (340)         --           --
                                           ----------  ----------   ----------
Net cash used in investing activities        (279,864)    (75,862)     (55,298)
                                           ----------  ----------   ----------

Cash flows from financing activities:
  Borrowings under senior credit facility     255,968      35,709        6,872
  Repayments under senior credit facility    (250,091)    (38,666)          --
  Issuance of long-term debt,
   net of expenses                            169,114          --           --
  Principal payments on short-term debt            --          --       (4,500)
  Repayment of acquisition debt                    --      (5,700)          --
  Issuance of common stock, net                46,318      55,753       31,800
                                           ----------  ----------   ----------
Net cash provided by financing activities     221,309      47,096       34,172
                                           ----------  ----------   ----------
Net increase (decrease) in cash                 6,673        (192)       1,307
                                           ----------  ----------   ----------
Cash at beginning of period                     2,996       3,188        1,881
                                           ----------  ----------   ----------
Cash at end of period                      $    9,669  $    2,996   $    3,188
                                           ==========  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         FORCENERGY INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Forcenergy Inc, formerly Forcenergy Gas Exploration, Inc., a Delaware Corporation, and its subsidiary (the "Company"), is an independent oil and gas company engaged in the exploration, acquisition, development, exploitation and production of domestic oil and natural gas properties. The Company was originally founded as a privately held corporation ("old FGE") in 1982 by the current President and Chief Executive Officer of the Company. In 1989, "old FGE" entered into a limited partnership agreement, as general partner and owner of a 3% partnership interest, with Forcenergy AB ("FAB"), a Swedish corporation, forming Forcenergy Partners, L.P., a Delaware limited partnership (the "Partnership"). On August 16, 1993, a wholly-owned subsidiary of FAB was formed and on September 14, 1993, that subsidiary succeeded to FAB's 97% interest in the Partnership and acquired by merger "old FGE's" 3% interest in the Partnership and assumed the name of Forcenergy Gas Exploration, Inc. On May 12, 1994, the Company issued 2,355,892 shares of its common stock to FAB for cash consideration, less offering costs, of $31,800,000.

      On July 28, 1995, 6,210,000 shares of the Company's stock were issued pursuant to the Company's initial public offering (the "Initial Public Offering"). The proceeds from the initial public offering were $55.7 million, net of underwriting and other offering costs of $6.4 million. On May 23, 1996, the shareholders approved a change in the name of the Company to Forcenergy Inc.

      As  an  independent  oil  and gas producer,  the  Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, as evidenced by the recent volatility of gas prices, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas reserves that may be economically produced and access to capital.

Principles of Consolidation

      The  consolidated financial statements include the accounts
of   Forcenergy  Inc  and  Forcenergy  International  Inc.    All
intercompany transactions and accounts have been eliminated.

Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Cash/Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash deposits with a single financial institution. At certain times, these deposits may exceed federally insured limits.

Accounts Receivable

    Accounts receivable relate primarily to sales of oil and gas production and amounts due from joint interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint interest agreements.

At December 31, 1996 and 1995, the allowance for doubtful accounts was $250,000 and $50,000 respectively. The December Company requires certain forms of financial assurance from its most significant customers.

Investment in Surety Bonds

      Investment in surety bonds are classified as held-to-maturity and represent government securities purchased and
pledged   pursuant  to  supplemental  bonding  requirements   for
offshore properties. The securities are carried at amortized cost, which approximates market at December 31, 1996 and 1995.

Oil and Gas Properties

      The Company follows the full cost method of accounting for oil and gas properties whereby all productive and non-productive exploration, development and acquisition costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and

                             FORCENERGY INC
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. No gains or losses are recognized upon the sale or other disposition of oil and gas properties, except in unusually significant transactions.

       The Company provides for expected future abandonment liabilities by amortizing such costs as a component of depletion, depreciation and amortization over the expected lives of the properties. At December 31, 1996, total undiscounted abandonment costs estimated to be incurred, net of estimated salvage values, for properties in federal and state waters were approximately $89.5 million, of which $10.3 million was accrued at December 31, 1996 through accumulated depletion. For onshore properties, salvage values received for equipment are usually sufficient to offset the abandonment costs.

      Under the Securities and Exchange Commission's full cost accounting rules, the Company reviews the carrying value of its oil and gas properties each quarter. Under full cost accounting rules, capitalized costs of oil and gas properties, net of deferred tax reserves, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects. Application of this rule generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a permanent write-down of capitalized costs if the "ceiling" is exceeded, even if prices declined for only a short period of time. At December 31, 1996, the value of the Company's oil and gas reserves and unproved properties for purposes of the ceiling limitation calculation exceeded capitalized costs, based on prices in effect on the reserve valuation date. While the Company has never been required to write-down its asset base, future significant downward revisions of quantity estimates or declines in oil and gas prices from those in effect on January 1, 1997 that are not offset by other factors could result in a non-cash charge to earnings. During the first quarter of 1997, oil and natural gas prices declined from those being received as of the reserve valuation date; however, valuing the year-end reserves at average prices being received as of March 1, 1997 would not result in capitalized cost exceeding the present values of estimated future net reserves.

      The majority of the Company's oil and gas properties are located in the Gulf of Mexico and Cook Inlet, Alaska.

                            FORCENERGY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Financing Costs

      Included in other assets at December 31, 1996 are debt issuance costs of $10,047,000 relating to the Senior Credit Facility and the 9 1/2% Notes and $6,345,000 at December 31, 1995 relating to the Senior Credit Facility and the 7% Exchangeable Subordinated Notes (the "Exchangeable Notes"), respectively. The Exchangeable Notes were converted to common stock during 1996 (see Note 4). These costs are amortized over the terms of the related debt. Accumulated amortization at December 31, 1996 and 1995 was $2,839,000 and $2,868,000, respectively.

Revenue Recognition

      Revenues from oil and natural gas production are recorded using the sales method, net of royalties and net profits interests. When the Company's share of sales volumes exceed, or are less than, the Company's entitled share of production based on the net revenue interest attributable to its working interest, an imbalance occurs. Under the sales method of revenue recognition, the net over/under-produced volumes are not recorded as a liability, or receivable, respectively. The under-produced party later takes sales volumes in excess of its entitled share of future production to eliminate the imbalance. To the extent an imbalance exceeds the remaining estimated proved oil and natural gas reserves for a given property, the Company records a liability or a receivable, as appropriate. At December 31, 1996, the Company's net imbalance position was not material.

      During 1996, 1995 and 1994 the Company maintained a hedging program on a portion of its estimated future production to provide a certain minimum level of cash flow from its sales of crude oil and natural gas (See Note 9). Any hedging gains or losses under these contracts are recognized in revenue upon monthly settlement of hedged production.

Stock-Based Compensation

       Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS No.123") encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options, awards and warrants is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note 7).

                            FORCENERGY INC
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes

      The Company follows the asset and liability approach to account for income taxes. Under this method, deferred taxes are recognized for temporary differences between the book and tax basis of assets and liabilities. These temporary differences are measured using applicable enacted tax rates and provisions of enacted tax laws.

Earnings Per Share

      Earnings per share is calculated based on the weighted average number of shares outstanding during the year for common stock and, when dilutive, common stock equivalents. The effects of the common stock equivalents were dilutive in 1996 and were either immaterial or were not dilutive in 1995 and 1994. Weighted average common and common equivalent shares were 19,725,894, 12,909,828 and 8,188,496 for 1996, 1995 and 1994,
respectively.

      Fully diluted earnings per common and common equivalent share for 1996 was calculated giving consideration to the conversion of the Exchangeable Notes into Common Stock (See Note
4) and exercises of options to purchase common stock during 1996 as if the conversions and exercises occurred on January 1, 1996. The weighted average common and common equivalent shares, assuming full dilution, were 22,568,160 for the year ended
December 31, 1996. Fully diluted earnings per share was antidilutive in 1995 and 1994.

     Supplemental earnings per share for the years ended December 31, 1996 and 1995 were $.64 per share and $.01 per share, respectively. Supplemental earnings per share for 1996 reflects what primary earnings per share would have been had the Exchangeable Notes conversion (See Note 4) and 1996 option exercises occurred on January 1, 1996. Supplemental earnings per share for 1995 assumes the Initial Public Offering occurred on January 1, 1995 with proceeds being used to retire certain of the Company's long-term debt.

Environmental Expenditures

      Environmental expenditures relating to current operations are expensed or capitalized, as appropriate, depending on whether such expenditures provide future economic benefits. Liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based

                           FORCENERGY INC
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

on  currently  enacted laws and regulations, existing  technology
and    undiscounted   site-specific   costs.    Generally,   such
recognition coincides with the Company's commitment to a formal plan of action.

Common Stock Conversion and Split

      Effective July 6, 1995 the Company increased the authorized number of shares of common and preferred stock to 50,000,000 and 5,000,000, respectively, and reclassified and converted each share of Class A Common Stock and Class B Common Stock into
98.337 shares of Common Stock.

New Accounting Pronouncements

     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards "SFAS" No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. This statement is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company believes the adoption of this statement will not have an impact on the financial condition or results of operations of the Company.

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share (EPS) (SFAS 128). SFAS 128 specifies new standards for the computation, presentation and disclosure requirements for EPS. SFAS 128 is intended to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, by revising the disclosure requirements to provide more consistent and meaningful information and by increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computation include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS; (b) eliminating the modified treasury stock method and the three percent materiality provision; and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS 128.

                            FORCENERGY INC
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications

      Certain minor reclassifications have been made to the Company's 1995 and 1994 financial statements to conform them to classifications used in 1996.

NOTE 2 -- ACQUISITIONS AND MERGERS

1996 Acquisitions

     The Company completed several acquisitions during 1996 at an aggregate cost of approximately $148.0 million. The two most significant acquisitions are discussed below, including pro forma results of operations for the Company assuming the acquisitions had been completed on January 1, 1995. The aggregate effect of other acquisitions on the results of operations of the Company for the periods presented was not material.

     On June 28, 1996, the Company acquired certain producing oil and gas leasehold interest and related equipment from Amerada Hess Corporation ("Amerada Hess") for a net cash consideration of $6.9 million. The acquisition has been accounted for as a purchase and the results of operations of the properties acquired are included in the Company's results of operations effective June 28, 1996.

      On December 30, 1996, the Company acquired Marathon Oil Company's interests in certain crude oil properties in the Cook Inlet area and Prudhoe Bay Unit, Alaska ("Marathon") for a net cash consideration of $107.8 million. The acquisition has been accounted for as a purchase and the results of operations of the properties acquired are included in the Company's results of operations effective December 30, 1996.

1995 Acquisitions

     The Company completed several acquisitions during 1995 at an aggregate cost of approximately $92.1 million. The two most significant acquisitions are discussed below, including pro forma results of operations for the Company assuming the acquisitions had been completed on January 1, 1994. The aggregate effect of other acquisitions on the results of operations of the Company for the periods presented was not material.

      On March 3, 1995, the Company acquired certain offshore oil and gas properties from Conoco, Inc. ("Conoco") for a cash acquisition price of $24.5 million. The acquisition has been accounted for as a purchase and the results of operations for the properties acquired are included in the Company's results of operations effective March 3, 1995.

                             FORCENERGY INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     On August 2, 1995, the Company completed a plan of merger with Ashlawn Energy, Inc. ("Ashlawn"). The consideration for the acquisition of Ashlawn was approximately $3.3 million in net cash, common stock of the Company with an indicated market value of $30.0 million, based upon the initial public offering price and the assumption of $5.7 million of Ashlawn debt. The net assets acquired consisted primarily of oil and gas properties. This transaction was accounted for as a purchase and the results of operations of the properties acquired are included in the Company's results of operations effective August 2, 1995.

      The following pro forma statement of operations information has been prepared to give effect to the Amerada Hess acquisition and the Marathon acquisition as if such transactions had occurred on January 1, 1995, and the Conoco transaction and the acquisition of Ashlawn as if such transactions had occurred on January 1, 1994. The historical results of operations have been adjusted to reflect (i) revenues and expenses attributable to the properties, (ii) the difference between the properties' historical depletion, depreciation, and amortization and such expense calculated based on the value allocated to the acquired assets, (iii) the increase in interest expense associated with the debt incurred, and (iv) the increase in income taxes giving retroactive effect to the transactions. Management does not believe the pro forma amounts purport to be indicative of the results of operations that would have been reported had the acquisitions occurred at the dates indicated below or that may be reported in the future (in thousands, except per share amounts).


                                          Pro forma (unaudited)
                                  -------------------------------------
                                           For the Years Ended
                                     1996          1995          1994
                                  ---------     ---------     ---------
  Revenues                        $ 198,263     $ 138,007     $  76,553
  Income from operations          $  52,133     $  22,278     $   4,869
  Net income (loss)               $  18,939     $  13,810     $  (2,278)
  Net  income (loss) per share    $     .96     $    1.07     $   (0.33)

                         FORCENERGY INC
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

      Investments  in  property, plant   and  equipment  were  as
follows at December 31, 1996 and 1995:

                                                  1996         1995
                                              ----------    ----------
                                                    (in thousands)
     Oil and Gas Properties:
       Proved                                 $  601,725    $  343,378
       Unproved                                   63,077        39,057
                                              ----------    ----------
                                                 664,802       382,435
     Office Equipment                              3,712         2,738
     Less: accumulated depletion,
      depreciation and amortization             (144,803)      (86,341)
                                              ----------    ----------
     Net Property, Plant and Equipment        $  523,711    $  298,832
                                              ==========    ==========


      Depreciation, depletion and amortization for oil and gas properties for the years ended December 31, 1996, 1995 and 1994 was, $57.8 million, $30.8 million and $24.4 million, respectively. Depletion, depreciation and amortization rates per Mcfe of hydrocarbons produced (using a Bbl-to-Mcf conversion factor of 1 to 6) for the years ended December 31, 1996, 1995 and 1994 were $1.03, $.88 and $.88, respectively.

      Included in property, plant and equipment are capitalized internal costs of $2.3 million, $1.1 million and $951,000 for the years ended December 31, 1996, 1995 and 1994 respectively, relating to oil and gas property acquisition, exploration and development costs.

      During the years ended December 31, 1996, 1995 and 1994 the Company capitalized interest of $2.2 million, $2.6 million and $1.5 million, respectively, on expenditures made in connection with exploration and developmentprojects on significant unproved properties that are not subject to current depletion, depreciation or amortization. Interest is capitalized only for the period that activities are in progress to bring the properties to their intended use.

      The following sets forth the composition of capitalized costs excluded from the depletion, depreciation, and amortization base at December 31, 1996, 1995 and 1994:

                           FORCENERGY INC
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                         1996       1995       1994
                                      --------   --------    --------
                                               (in thousands)
     Property Acquisition             $ 44,941   $ 30,394    $ 22,012
     Development Costs                  13,567      4,916       2,752
     Interest Capitalized                4,569      3,747       1,886
                                      --------   --------    --------
     Total                            $ 63,077   $ 39,057    $ 26,650
                                      ========   ========    ========

      At December 31, 1996, approximately 72% of excluded costs relate to offshore activities in the Gulf of Mexico, 16% of these costs relate to offshore activities in Alaska and the remainder relates to domestic onshore and, to a lesser extent, international activities. The inclusion of these costs in the depletion, depreciation and amortization computation will be at the point in time that it is determined, through drilling activities, that proved reserves do or do not exist on the applicable properties, typically within three to five years.

NOTE 4 -- DEBT

     Long-term debt consists of the following:

                                                    December 31,
                                               ------------------------
                                                   1996          1995
                                               ---------      ---------
       Senior Credit Facility                  $  97,932      $  92,054
       9 1/2% Senior Subordinated Notes          175,000             --
       7 1/2% Exchangeable Subordinated Notes         --         38,675
                                               ---------      ---------
                                               $ 272,932      $ 130,729
                                               =========      =========
Senior Credit Facility

      During 1996 the Company renegotiated its Senior Credit Facility to increase both the maximum loan amount and the borrowing base from $120 million to $195 million. The borrowing base is subject to redetermination semi-annually based on revised reserve estimates. The loan is collateralized by substantially all of the Company's oil and gas properties. The Senior Credit Facility provides for borrowings on a revolving basis through December 31, 1997, at which time the amounts outstanding convert to a term loan with quarterly principal payments through June 30, 2001. Future annual principal payments, as a percentage of the principal balance outstanding at the time of conversion to the term loan, will be 36% in 1998, 30% in 1999, 23% in 2000, and 11%

                         FORCENERGY INC
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in 2001. During 1996, advances, at the Company's option, bore interest at either the prime rate, or LIBOR plus 1.375%. Interest on prime loans is due quarterly while interest on LIBOR loans is due the earlier of quarterly, or the end of each designated interest period. Commitment fees on the unused portion of the facility are due quarterly at an annual rate of 0.5%.

      At December 31, 1996 the Company had drawn down $97.9 million under the facility and an additional $5.8 million of availability was committed to outstanding letters of credit issued under the facility. The Company had available funds pursuant to this agreement of $91.3 million at December 31, 1996.

      The Senior Credit Facility contains certain covenants which include maintenance of a minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitations on dividends and additional debt or liens.

9 1/2% Notes

      On  November  6,  1996,  the Company  issued  an   aggregate
principal amount of $175 million of 9 1/2% Senior Subordinated Notes (the "9 1/2% Notes") which mature on November 1, 2006. The 91/2% Notes were issued under an Indenture (the "9 1/2% Notes Indenture") which provides that interest is payable semiannually, in arrears, on May 1 and November 1 of each year, commencing May 1, 1997, with principal due at maturity.

      The 9 1/2% Notes are redeemable in whole or in part at the option of the Company, at any time on or after November 1, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, thereon.

             Year                              Percentage
             ----                              ----------
             2001                               104.750%
             2002                               103.167%
             2003                               101.583%
             2004 and thereafter                100.000%

                       FORCENERGY INC
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


      Prior to November 1, 2001, the Company may redeem the 9 1/2% Notes, in whole or in part, at the Make-Whole Price, plus accrued and unpaid interest, if any, through the date of redemption. The Make-Whole Price is defined as the greater of (i) the sum of the outstanding principal amount and Make-Whole Amount (defined below) of such 9 1/2% Notes, and (ii) the redemption price of such
9 1/2%  Notes on November  1,  2001, determined  pursuant  to  the
Indenture  (104.75%  of  the principal amount).   The  Make-Whole
Amount is defined as the excess, if any, of (i) the present value of the remaining interest premium and principal payments due on such 9 1/2% Notes as if such 9 1/2% Notes were redeemed on November 1, 2001, computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (ii) the outstanding principal amount of such 9 1/2% Notes. In addition, during the first 36 months after October 31, 1996, the Company may redeem up to $61.25 million in aggregate principal amount of the 9 1/2% Notes at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest, if any, thereon to the redemption date with the net proceeds of an offering of common equity; provided that at least $113.75 million in aggregate principal amount of the 9 1/2% Notes remain outstanding immediately after the occurrence of such redemption.

      The 9 1/2% Notes holders may, at their election, require that the Company prepay the 9 1/2% Notes upon the occurrence of a "change
of  control"  as  defined  in the 9 1/2% Notes  Indenture.   Upon  a
"change of control", the holders may require the Company to repurchase all or any part of the 9 1/2% Notes at a repurchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon. Furthermore, under certain circumstances, the Company may become obligated to offer to purchase all or a portion of the 9 1/2% Notes at 100% of the principal amount thereof, together with accrued and unpaid interest, if any, with the net proceeds of certain asset sales.

8 1/2%  Notes

      On  February  14,  1997, the Company  issued  an  aggregate
principal  amount  of  $200 million in 8 1/2%   Senior  Subordinated
Notes priced at $99.338, with an effective yield to maturity of 8.6% (the 8 1/2% Notes), which mature on February 15, 2007. The 8 1/2% Notes were issued under an Indenture (the "8 1/2% Notes Indenture") which provides that interest on the 8 1/2% Notes will be payable in cash in arrears semiannually on February 15 and August 15 of each year, commencing August 15, 1997.

                            FORCENERGY INC
        NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

      The 8 1/2% Notes are redeemable in whole or in part at the option of the Company, at any time on or after February 15, 2002, at the redemption prices set forth below plus, in each case, accrued and unpaid interest, if any, thereon.

               Year                              Percentage
               ----                              ----------
               2002                               104.250%
               2003                               102.833%
               2004                               101.417%
               2005 and thereafter                100.000%

      Prior to February 15, 2002, the Company may redeem the 8 1/2% Notes, in whole or in part, at the Make-Whole Price, plus accrued and unpaid interest, if any, through the date of redemption. The Make-Whole Price is defined as the greater of (i) the sum of outstanding principal amount and Make-Whole Amount (defined below) of such 8 1/2% Notes, and (ii) the redemption price of such
8 1/2%  Notes on February 15, 2002, determined pursuant to the 8 1/2%
Notes  Indenture  (104.25% of the principal amount).   The  Make-
Whole Amount is defined as the excess, if any, of (i) the present value of the remaining interest premium and principal payments due on such 8 1/2%  Notes as if such 8 1/2% Notes were  redeemed on February 15, 2002, computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (ii) the outstanding principal amount of such 8 1/2% Notes. In addition, during the first 36 months after February 11, 1997, the Company may redeem up to $70 million in aggregate principal amount of the 8 1/2% Notes at a redemption price of 108.5% of the principal amount thereof plus accrued and unpaid interest, if any, thereon to the redemption date with the net proceeds of an offering of common equity of the Company; provided that at least $130.0 million in aggregate principal amount of the 8 1/2% Notes remain outstanding
immediately  after the occurrence of such redemption.   Any  such
redemption must occur within 60 days of the date of the closing of such common equity offering.

      Upon a "change of control" in the Company, as defined in the 8 1/2% Notes Indenture, the 8 1/2% Notes holders may require, at their election, that the Company prepay all or a portion of the
8 1/2% Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if
any,  thereon.   Furthermore,  under certain  circumstances,  the
Company may become obligated to offer to purchase all or a portion of the 8 1/2% Notes at 100% of the principal amount thereof, together with accrued and unpaid interest, if any, with the net proceeds of certain asset sales.

                              FORCENERGY INC
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The 9 1/2% Notes Indenture and the 8 1/2% Notes Indenture both contain certain covenants which include the following: (i) limitations on disposition of proceeds from asset sales; (ii) limitations on payment of dividends, making of distributions or certain investments; (iii) limitations on the incurrence of additional indebtedness or liens (iv) limitations on sale and
leaseback    transactions;    (v)   limitations    on    mergers,
consolidations  and  transfers  of  substantially  all   of   the
Company's assets; and (vi) limitation on certain transactions with affiliates. The Company is in compliance with all covenants under both indentures.

      The 9 1/2% Notes and the 8 1/2% Notes are both subordinate to the Senior Credit Facility and rank pari passu with each other.

7% Exchangeable Subordinated Notes

      On November 6, 1996, in conjunction with a public offering of common stock by the Company, the Company's Exchangeable Notes were exchanged into a total of 2,343,047 shares of common stock. The exchange resulted in a non-cash credit to stockholder's equity totaling $35.8 million, representing principal, accrued deferred interest and capitalized debt issuance cost relating to the Exchangeable Notes.

      The placement agent for the Exchangeable Notes offering was granted warrants to purchase 98,337 shares of common stock with an exercise price of $14.51 per share. These warrants expire on September 14, 1998. No warrants have been exercised (See Note
7).

      The Company's aggregate long-term debt maturities for each of the next five calendar years are estimated to be as follows:

                                             (in thousands)

             1997                                      --
             1998                               $  35,255
             1999                                  29,379
             2000                                  22,524
             Thereafter                           185,774
                                                ---------
             Total                              $ 272,932
                                                =========

      The fair value of the Company's fixed rate 9 1/2% Notes at December 31, 1996 is $184.2 million based on current market prices at December 31, 1996. The Senior Credit Facility, with interest at the prime rate and LIBOR, approximates market at December 31, 1996.

                         FORCENERGY INC
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


NOTE 5 -- INCOME TAXES

      The Company's provision (benefit) for income taxes is as follows:

                                          Year ended December 31,
                                      -------------------------------
                                        1996       1995         1994
                                      -------    --------     -------
                                              (in thousands)
  Deferred:
  Federal                             $ 5,991    $   (980)    $ (2,082)
  State                                   720         (95)        (321)
                                      -------    --------     --------
     Total                            $ 6,711    $ (1,075)    $ (2,403)
                                      =======    ========     ========


      The Company's deferred income tax liabilities (assets) were comprised of the following differences between financial and tax reporting (in thousands):

                                                 December 31,
                                      --------------------------------
                                         1996        1995       1994
                                      --------    --------    --------
  Capitalized costs and write-offs    $ 28,556    $ 21,660    $  7,880
  Net operating loss carry forwards     (7,512)     (7,611)     (4,206)
  Deferred interest deductions              --      (1,744)       (983)
                                      --------    --------    --------
  Deferred tax liability              $ 21,044    $ 12,305    $  2,691
                                      ========    ========    ========

     The Company had no deferred tax asset valuation allowance at December 31, 1996, 1995 or 1994.

      A reconciliation of the federal statutory income tax rates to the Company's effective rate is as follows:


                                              Year  ended December 31,
                                              ------------------------
                                               1996     1995     1994
                                              ------    -----    -----
  Income taxes at federal statutory rates      35.0%    34.0%    34.0%
  State income tax, less federal benefit       12.6      3.3      3.3
  Other, net                                    (.3)    (0.6)    (0.2)
                                               ----     ----     ----
 Total                                         37.3%    36.7%    37.1%
                                               ====     ====     ====

                        FORCENERGY INC
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      At December 31, 1996, the Company had a net operating loss carryforward ("NOL") for tax purposes of $20,140,000. The Company's NOLs expire as follows: $6,357,000 in 2008, $4,654,000 in 2009 and $9,129,000 in 2010. During 1996, the Company amended its 1994 federal income tax return decreasing its NOL carryforward by $27,832,000. The Company's initial public offering of its common stock during 1995 resulted in a change of ownership under Section 382 of the Internal Revenue Code of 1986, as amended, and caused an annual limitation in the utilization of the Company's NOLs. The Company has determined that the annual limitation for utilization of its NOLs as a result of Section 382 is approximately $4.5 million.

NOTE 6 -- LEASES

      The  following  is a schedule by calendar  year  of  future
minimum   rental  payments,  covering  primarily  office   space,
required under operating leases with a term in excess of one year:

                                     ( in thousands)
        1997                             $ 1,105
        1998                                 879
        1999                                 632
        2000                                 622
        2001                                 585
                                         -------
        Total                            $ 3,823
                                         =======

      Total rental expense for operating leases was $584,000, $419,000 and $362,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 7 -- STOCK OPTION, PERFORMANCE AND PURCHASE PLANS

      The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation costs have been recorded for the stock options or warrants as the exercise price of all options granted was the fair market value on the date of grant.

      The Company has reserved 4,000,000 shares of common stock for issuance under stock option plans to officers, employees, and directors, 2,150,000 of which were previously authorized for grant under the Company's stock option plans and 1,850,000 for which the Company is seeking authorization approval from the shareholders at the 1997 Annual Meeting of Shareholders on May 15, 1997.

                          FORCENERGY INC
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Option Plans

      The exercise price for options granted to directors, officers and employees is the fair market value of the stock at the date of grant. The outstanding options have varying vesting periods, expire at various dates through the year 2006, and are exercisable at prices ranging from $10.00 to $32.00 per share, with an aggregate exercise price of $35.1 million.

      The Company's President and Chief Executive Officer has the right to require the Company to purchase any shares of Common Stock owned as a result of the exercise of stock options at the then current market price of the Common Stock and any unexercised stock options at the excess of the fair market value of the Common Stock over the option price, upon (i) a termination of employment, (ii) the maturity of, or inability to obtain financing to exercise the stock options and (iii) any expiration of the right to exercise stock options.

     The following table summarizes the stock option activity for the 1994, 1995 and 1996:


                                                                       Weighted
                                                                       Average
                                           Number     Option Price     Exercise
                                         of Shares      Per Share        Price

     Outstanding at January 1, 1994        638,256   $12.02 - $14.51  $  13.33
       Granted                              98,337    12.02 -  14.51
       Canceled                            (34,452)            14.51
                                         ---------   ---------------
     Outstanding at December 31, 1994      702,141    12.02 -  14.51     13.27
       Granted                           1,003,777    10.00 -  14.51
                                         ---------   ---------------
     Outstanding at December 31, 1995    1,705,918    10.00 -  14.51     11.59
       Granted                             391,629    10.50 -  15.13     12.04
                                           604,300    19.00 -  26.88     24.36
                                            75,000             32.00     32.00
       Exercised                          (108,637)   10.00 -  14.51     14.09
       Canceled                           (157,292)   10.00 -  14.51     12.18
                                         ---------
     Outstanding at December 31, 1996    2,510,918    10.00 -  32.00     15.25
                                         =========

                            FORCENERGY INC
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following table summarizes information about stock options outstanding at December 31, 1996:

                             Weighted
                              Average   Weighted                    Weighted
 Range of     Outstanding    Remaining   Average    Exercisable      Average
 Exercise   at December 31,    Life     Exercise  at December 31,  Exercisable
  Prices          1996        Years      Price          1996         Price
 --------   --------------   --------   --------  --------------   -----------
$10.00-$14.51   1,817,618       8.37      $11.53      907,520         $11.65
 15.13- 21.44     249,300       9.59       20.11           --             --
        32.00     444,000       9.85       27.74           --             --
                ---------
                2,510,918
                =========

     The weighted average fair value for options granted during 1996 was $12.95.

      If  compensation expense for the stock options and warrants had been determined and recorded based on the fair value on the grant date and using the Black-Scholes option pricing model to estimate the theoretical future value of those options, the Company's net income (loss) and net income (loss) per share amounts would have been reduced to the pro forma amounts indicated below:
                                                    1996        1995
                                                 --------   ---------
     Pro forma net income (loss)                 $  9,196   $  (5,039)
                                                 --------   ---------
     Pro  forma net income (loss) per share      $    .47   $    (.39)
                                                 --------   ---------

     Due to the uncertainties in these estimates, such as varying vesting dates and exercise possibilities, and the possibility of future awards and cancellations, these pro forma disclosures are not likely to be representative of the effects on reported income for future years.

      For proforma purposes, the fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions:
                                             1996     1995
                                             ----     ----
     Expected life (years)                    10        10
     Interest rate                           6.5%      6.5%
     Volatility                               40%       40%
     Dividend yield                           --        --

                                FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Price Performance Incentive Plan

      On November 21, 1996, the Board of Directors of the Company adopted, subject to shareholder approval, the 1997 Stock Price Performance Incentive Plan (the "Performance Plan") covering all employees of the Company. The Performance Plan has a commencement date of January 1, 1997 and expires on December 31, 1999. The purpose of the Performance Plan is to provide a meaningful financial incentive to employees that will assist the Company in recruiting and retaining high quality industry professionals, while simultaneously benefiting the shareholders by aligning the financial interests of employees with those of the shareholders by focusing their efforts on the price performance of the stock. The plan provides that should the price of the Company's stock reach $60 per share at any time during the term of the plan, every  employee  will receive a non-cash award of  the  right  to receive common stock in the Company in an amount equivalent in value to five (5) times his/her annual salary on January 1, 1997 (or date of hire, if later). For employees hired after January 1, 1997, the award will be prorated giving consideration to the date of hire and the stock price on the date of hire. The right to receive the common stock, and the granting of the stock, will vest to each employee still employed by the Company, in equal amounts, on the first through third anniversaries of the date that the stock reaches $60 per share.

     Should the price of the common stock not reach $60 per share during the term of the plan, but reaches $50 per share, each employee will receive, on December 31, 1999, a similar right to receive common stock with similar vesting provisions but with an equivalent value of two and one-half times his/her salary. That right would vest, in equal amounts on December 31, in the years 2000 through 2002. Compensation expense will be recognized by the Company from the award date through the vesting period with a cumulative recognition of compensation expense recognized on the date of award, giving consideration to employee services rendered prior to the award date. At December 31, 1996, annual salaries for all employees was approximately $10 million. The Performance Plan is still subject to shareholder approval at the 1997 Annual Meeting of Shareholders on May 15, 1997.

Employee Stock Purchase Plan

      The Company has adopted the Forcenergy Employee Stock Purchase Plan (the "Stock Purchase Plan"), which will permit full-time Company employees (or part time for at least 20 hours per week and at least five months per year) to acquire common stock at a small discount from its fair market value through payroll deductions. Up to a maximum 100,000 shares of common stock may

                           FORCENERGY INC
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

be  sold  to participants under the Stock Purchase Plan.   As  of
December 31, 1996, a total of 25,674 shares had been purchased by participants in the plan.

NOTE 8 -- EMPLOYEE 401 (K) PLAN

      The Company maintains the FGE Employee 401 (k) Plan for the benefit of all full-time employees. This plan currently provides for a tax deferred contribution by the Company of 50% (25% prior to January 1, 1997) of the participants' current year contributions to the extent that such contribution does not exceed 5% of total annual compensation. Participants vest in the contributions made by the Company after one year of service. Total pre-tax contributions per employee are limited each year by the Internal Revenue Service. During 1996, 1995 and 1994, the Company incurred approximately $73,000, $32,000 and $27,000, respectively, of compensation expense related to this plan.

NOTE 9 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to changing commodity prices. Commodity swap agreements are utilized to hedge oil and gas prices for varying time periods. The swap agreements contain an element of credit risk and price risk. The Company attempts to minimize the extent of credit risk by limiting the counterparties to major banks or significant industry participants. Any hedging gains or losses under these contracts are recognized in revenue upon settlement of hedged production. Since 1994, the Company has entered into a number of oil and gas swap arrangements with oil and gas purchasers and industry trading companies. Under these agreements, monthly settlements are based on the differences between the price specified in the instrument and the settlement price of certain oil and gas futures contracts quoted on the New York Mercantile Exchange ("NYMEX"). In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference and in instances where the applicable settlement price is higher than the specified prices, the Company pays an amount based on the difference. The Company utilizes these forward sales contracts and commodity swaps for portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in

                          FORCENERGY INC
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

prices on that portion of the production, should price increases materialize. The Company recognized a decrease of $20.5 million in 1996 oil and gas sales, an increase of $117,000 in 1995 oil and gas sales and a decrease of $151,000 in 1994 oil and gas sales as a result of these agreements.

      The Company has entered into forward sales and swap arrangements with respect to approximately 28% of its estimated net natural gas production through the second quarter of 1997 at a weighted average price of approximately $2.04 per Mcf. For the same period, the Company has hedged approximately 18% of its estimated net oil production at a weighted average price of $18.02 per Bbl. In addition, for the same period, the Company has hedged through collar arrangements approximately 20% of its estimated net oil production through the second quarter with a floor of $18.00 per Bbl and ceilings of $23.90 to $26.30 per Bbl. The production percentages reflected assume current production rates. All of these arrangements are settled on a monthly basis. The Company accounts for its commodity swaps as hedging activities and, accordingly, gains or losses are included in oil and gas revenues for the period the production was hedged. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending, and debt service requirements. The Company may hedge additional volumes through the remainder of 1997. Based on NYMEX prices in effect on March 18, 1997 applied to all contracts in place on December 31, 1996, a theoretical cash settlement cost for those contracts would have approximated $1.3 million. Practically speaking, NYMEX prices upon which these contracts will be settled over the life of the contract, will most likely be volatile, therefore, it is not possible to determine, at this time, what ultimate gain or loss will be realized from these contracts.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

      The Company is involved in various litigation matters arising in the normal course of business. Management's assessment is that none of these matters are anticipated to have a material adverse affect on the financial position or results of operations of the Company.

                         FORCENERGY INC
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


NOTE 11 -- SIGNIFICANT CUSTOMERS

     The following table reflects sales to oil and gas purchasers who individually accounted for more than 10% of the Company's total oil and gas revenues (in thousands):

                                           1996       1995        1994
                                        --------   --------    --------
     Texon Corporation                  $ 24,793   $     --    $     --
     Coast Energy Group                 $ 69,491   $ 21,155    $  7,662
     Mobil Oil Corp                     $    --    $  7,930    $ 11,767

NOTE 12 -- CURRENT ASSETS AND LIABILITIES

      Current assets and liabilities include the following at December 31, 1996:

     Current assets:

      Accounts receivable-joint interest billing         $  1,567
      Accrued oil and gas sales                            27,416
      Other                                                   683
      Allowance for doubtful accounts                        (250)
                                                         --------
       Accounts receivable, net                          $ 29,416
                                                         ========

      Prepaid drilling cost                              $  4,868
      Royalties  and  production  taxes
       receivable  from  joint interest owners              2,584
      Other                                                 3,221
                                                         --------
       Other current assets                              $ 10,673
                                                         ========

     Current liabilities:

      Accrued drilling cost                              $ 17,155
      Accrued lease operating expenses                      5,921
      Accrued interest expense                              2,650
      Other                                                 8,644
                                                         --------
       Accrued liabilities                               $ 34,370
                                                         ========

                             FORCENERGY INC
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      The Company paid cash interest costs including capitalized interest of $11,459,000, $10,065,000 and $8,512,000 for the years ended December 31, 1996, 1995 and 1994 respectively. During 1996 the Company paid federal income taxes amounting to $81,000, consisting solely of alternative minimum tax. During 1996 and 1995, the Company invested in additions to oil and gas properties through accounts payable and other accrued liabilities and obligations in the amount of $21,217,000 and $19,925,000, respectively.

      A summary of non-cash investing and financing activities relating to the 1995 Ashlawn acquisition is as follows (in thousands):

       Issuance of common stock                          $ 30,000
       Deferred income taxes recognized                    10,689
       Assumption of debt                                   5,700
                                                         --------
               Total included in oil and gas properties  $ 46,389
                                                         ========

NOTE 14 --  SUBSEQUENT EVENT

      In January 1997, the Company acquired all of the oustanding stock  of  Great Western Resources, Inc. for approximatley  $48.3
million   in  cash  consideration.   The  transaction  has   been
accounted for as a purchase.

NOTE  15  --  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

Cost Incurred in Oil and Gas Producing Activities

     Presented below are costs incurred in petroleum property
acquisition, exploration and development activities (in
thousands):
                                         1996         1995         1994
                                      ---------    ---------     ---------
     Acquisition of properties:
       Proved properties              $ 123,015    $  75,836     $  10,437
       Unproved properties               25,179       16,300         3,341
     Exploration costs                   42,262        6,264         3,834
     Development costs                   92,555       45,485        39,525
                                      ---------    ---------     ---------
          Total                       $ 283,011    $ 143,885     $  57,137
                                      =========    =========     =========

                                FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capitalized Costs Related to Oil and Gas Producing Activities

      The  following  table presents total capitalized  costs  of
proved   and   unproved  properties  and  accumulated  depletion,
depreciation and amortization related to oil and gas producing operations (thousands):

                                          1996        1995         1994
                                      ---------    ---------    ---------
     Proved properties                $ 601,725    $ 343,378    $ 215,781
     Unproved properties                 63,077       39,057       26,650
                                      ---------    ---------    ---------
                                      $ 664,802    $ 382,435    $ 242,431
     Accumulated depletion,
      depreciation and amortization    (143,061)     (85,251)     (57,481)
                                      ---------    ---------    ---------
          Total                       $ 521,741    $ 297,184    $ 184,950
                                      =========    =========    =========

      Of the capitalized cost of unproved properties at December 31, 1996, $35,280,000, $6,559,000, $5,279,000 and $15,959,000
were incurred in 1996, 1995, 1994 and years prior to 1994, respectively. The Company anticipates evaluating these properties over the next three to five years as it continues its property exploitation and development program.

Results of Operations from Oil and Gas Producing Activities

      The results of operations from oil and gas producing activities, which do not include revenues associated with the production and sale of sulfur and processing fees for third party gas, and excluding corporate overhead and interest costs are as follows (in thousands):

                             FORCENERGY INC
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                          For the Year Ended December 31,
                                      -------------------------------------
                                         1996          1995          1994
                                      ---------     ---------     ---------
     Revenues <F1>                    $ 159,232     $  72,147     $  58,354
     Production costs                   (42,240)      (26,375)      (25,445)
     Depreciation, depletion
      and amortization                  (57,811)      (30,830)      (24,572)
     Income tax expense                 (14,415)       (5,573)       (3,110)
     Results of operations for
      petroleum producing activities  $  24,232     $   9,369     $   5,227

     Average sales prices;
     Liquids (per Bbl)<F2>            $   16.93     $   16.46     $   15.04
     Gas (per Mcf)                    $    2.16     $    1.59     $    1.87

___________
[FN]
<F1>
Does not include 1996 hedging losses amounting to $20.5 million
<F2>
Includes condensate, oil and natural gas liquids
[/FN]

Reserve Quantities (unaudited)

      Estimates of proved reserves of the Company and the related standardized measure of discounted future net cash flow information are based on the reports of independent petroleum engineers. The Company's proved reserves for onshore properties, Alaska and certain offshore properties acquired in 1996 have been estimated by Netherland, Sewell and Associates, Inc., independent reservoir engineering consultants, for the estimated reserves as of January 1, 1997 and 1996 and by Joe C. Neal and Associates, independent reservoir engineering consultants, as of January 1, 1995. Estimates of offshore reserves as of January 1, 1997, 1996 and 1995 were made by Collarini Engineering, Inc., independent reservoir engineering consultants. All of the Company's proved reserves are located offshore or onshore - United States. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth herein represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and

                          FORCENERGY INC
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

      The present value of estimated future net cash flows included herein should not be construed as the current market value of estimated oil and natural gas reserves attributable to the Company's operations. In accordance with the applicable requirements of the Securities and Exchange Commission (the "Commission"), the estimated discounted net cash flows from proved reserves are generally based on current prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Current prices in effect as of the valuation date incorporated the estimated effects of hedging agreements in place as of the valuation date, and for the period the agreements will be in effect. As of the reserve valuation date, the Company had entered into forward sales and swap arrangements with respect to approximately 28% of its estimated net natural gas production through the second quarter of 1997 at a weighted average price of approximately $2.04 per Mcf. For the same period, the Company has hedged approximately 18% of its estimated net oil production at a weighted average price of $18.02 per Bbl. In addition, for the same period, the Company has hedged through collar arrangements approximately 20% of its estimated net oil production with a floor of $18.00 and ceilings ranging from $23.90 to $26.30 per Bbl. Actual future cash flows will also be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by purchasers and changes in governmental regulation or taxation. The timing of actual future net cash flows from proved reserves, and their actual present value, will be affected by the timing of both production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the calculation of the present value of the future net revenues using a 10% discount as required by the Commission, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and the risk associated with the Company's reserves or the oil and gas industry in general.

                          FORCENERGY INC
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The  Company's estimates of its proved reserves and  proved developed  reserves of oil and gas as of December 31, 1994,  1995 and 1996 and the changes in its proved reserves are as follows:



                                               Oil          Gas
                                              (Mbbl)       (MMcf)
                                            -------      -------
     1994
     Proved developed and undeveloped:
        Beginning of year                     10,776      138,862
        Production                            (1,753)     (17,121)
        Purchases of minerals-in-place           898       23,775
        Extensions and discoveries             2,431       19,392
        Sales of minerals-in-place                (3)          (1)
        Revisions to previous estimates       (1,039)       7,215
                                             -------      -------
        End of year                           11,310      172,122
                                             =======      =======
     Proved developed:
        Beginning of year                      8,121      101,653
                                             =======      =======

        End of year                            9,035      125,468
                                             =======      =======

     1995
     Proved developed and undeveloped:
        Beginning of year                     11,310      172,122
        Production                            (2,343)     (21,112)
        Purchases of minerals-in-place        10,691       57,786
        Extensions and discoveries             6,018       21,344
        Sales of minerals-in-place              (467)      (5,586)
        Revisions to previous estimates         (751)      (6,502)
                                             -------      -------
        End of year                           24,458      218,052
                                             =======      =======

     Proved developed:
        Beginning of year                      9,035      125,468
                                             =======      =======

        End of year                           16,050      154,705
                                             =======      =======

                                FORCENERGY INC
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     1996
     Proved developed and undeveloped:
        Beginning of year                     24,458      218,502
        Production                            (4,006)     (32,738)
        Purchases of minerals-in-place        27,206       38,107
        Extensions and discoveries             4,718       19,419
        Sales of minerals-in-place               (38)      (3,552)
        Revisions to previous estimates        2,321       17,625
                                             -------      -------
        End of year                           54,659      256,913
                                             =======      =======

     Proved developed:
        Beginning of year                     16,050      154,705
                                             =======      =======

        End of year                           45,040      187,949
                                             =======      =======


      Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.
Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

      Revisions to previous estimates for each year of the three year period ended December 31, 1996 were primarily the result of property performance revisions.

Standardized  Measure  of   Discounted  Future  Net  Cash   Flows
(unaudited)

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows (in thousands):

                            FORCENERGY INC
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                          For the Year ended December 31,
                                    -----------------------------------------
                                        1996           1995           1994
                                    -----------    -----------    -----------
     Future cash inflows            $ 2,220,916    $ 1,128,646    $   465,300
     Future production costs           (588,973)      (242,370)      (134,774)
     Future development and
      dismantlement costs              (191,022)      (143,845)       (82,300)
     Future income tax expense         (377,857)      (183,850)       (27,176)
                                    -----------    -----------    -----------
     Future net cash flows            1,063,064        558,581        221,050
     10% annual discount for
      estimated timing of cash flows   (260,919)      (151,625)       (68,423)
                                    -----------    -----------    -----------
     Standardized measure of
      discounted future net
      cash flows                    $   802,145    $   406,956    $   152,627
                                    ===========    ===========    ===========

      The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                          For the Year ended December 31,
                                    -----------------------------------------
                                         1996           1995          1994
                                    -----------    -----------    -----------
    Standardized measure --
     beginning of period            $   406,956    $   152,627    $   159,173
    Sales of oil and gas produced,
     net of production costs           (116,993)       (45,655)       (35,274)
    Purchases of minerals-in-place      277,205        167,129         21,645
    Extensions and discoveries          122,500         91,413         20,841
    Sales of minerals-in-place           (4,268)        (4,395)           (13)
    Net changes in prices and
     production costs                   131,553        181,480        (49,976)
    Changes in estimated future
     development and dismantlement
     costs                               (7,436)        (6,322)       (5,956)
     Revisions to previous quantity
      estimates                          70,230        (20,468)         (207)
     Accretion of discount               40,696         15,263        15,917
     Changes in timing of
      production and other                1,523        (10,611)        6,134
     Net changes in income taxes       (119,821)      (113,505)      (20,343)
                                    -----------    -----------   -----------
     Standardized measure-end
      of period                     $   802,145    $   406,956   $   152,627
                                    ===========    ===========   ===========

                             FORCENERGY INC
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The standardized measure is based on current prices as of the valuation date and reflects overall weighted average prices of:
                                  For the Year ended December 31,
                                  ------------------------------
                                     1996       1995      1994
                                  --------   --------  ---------
     Oil (per Bbl)                $  23.19   $  19.16  $  16.15
     Gas (per Mcf)                $   3.71   $   3.02  $   1.64

     The standardized measure of discounted future net cash flows was calculated by applying current prices to estimated future production, less future expenditures (based on current costs) to be incurred in developing and producing such proved reserves and the estimated effect of future income taxes based on the current tax law. The resulting future net cash flows were discounted using a rate of 10% per annum.

      Subsequent to the reserve valuation date, the industry experienced a softening in oil and natural gas prices. Weighted average prices that the Company estimates it will receive for March 1997 production are $20 - $22 per barrel and $1.80 - $1.90 per Mcf for oil and natural gas, respectively. These changes in prices would have had an effect on the Standardized Measure of Discounted Cash Flows of the Company's reserves at January 1, 1997.