Form 10-Q
period 1997-03-31
FORCENERGY INC
filed 1997-05-14
CIK 946140

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

                               OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

      Commission File Number 0-26444


                         FORCENERGY INC
     (Exact name of registrant as specified in its charter)


              Delaware                    65-0429338

(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)


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

    As of April 30, 1997, 22,667,749 shares of Common Stock, $.01 per value, were outstanding.

                         FORCENERGY INC
                         --------------
                              INDEX
                                                                     Page
Part I.  FINANCIAL INFORMATION:                                     Number
                                                                    ------
Item 1.  Financial Statements
         a) Consolidated Balance Sheets - March 31, 1997 and
            December 31, 1996                                          1

         b) Consolidated Statements of Operations -  Three  months
            ended March 31, 1997 and 1996                              2

         c) Consolidated Statements of Cash Flows -  Three  months
            ended March 31, 1997 and 1996                              3

         d) Notes to Consolidated Financial Statements               4-6

Item 2.  Management's  Discussion  and  Analysis  of  Financial
         Condition and Results of Operations                        7-10

Part II. OTHER  INFORMATION

Item 6.  Exhibits  and  Reports  on  Form   8-K                       11

Part I.  FINANCIAL INFORMATION
         Item 1. Financial Statements

                         FORCENERGY INC
                         --------------
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                                                 (in thousands)
                                           --------------------------
                                             March 31,   December 31,
                                               1997          1996
                                           ------------  ------------
                                           (Unaudited)
ASSETS:
Current Assets:
  Cash                                     $  50,029       $   9,669
  Accounts receivable, net                    33,719          29,416
  Other current assets                        11,490          10,673
                                           ---------       ---------
     Total current assets                     95,238          49,758
                                           ---------       ---------
Investment in surety bonds, at cost            3,981           3,926
                                           ---------       ---------
Property, plant and equipment, at cost
  (full cost method) net of accumulated
  depletion, depreciation and amortization   625,837         523,711
                                           ---------       ---------
Other assets                                  19,060           8,530
                                           ---------       ---------
                                           $ 744,116       $ 585,925
                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Current Liabilities:
  Accounts payable                         $  15,386       $   8,643
  Other accrued liabilities                   65,362          34,370
                                           ---------       ---------
     Total current liabilities                80,748          43,013
                                           ---------       ---------
Long-term debt                               375,100         272,932
                                           ---------       ---------
Deferred income taxes                         27,997          21,044
                                           ---------       ---------
Stockholders' Equity:
  Preferred stock, $.01 par value;
     5,000,000 shares authorized;
     none issued or  outstanding
  Common stock, $.01 par value;
     50,000,000 shares authorized;
     22,643,396 and 22,577,838 issued
     and outstanding at March 31, 1997
     and December 31, 1996, respectively         226            226
  Capital in excess of par value             246,193        246,032
  Retained earnings                           13,852          2,678
                                           ---------      ---------
     Total stockholders' equity              260,271        248,936
                                           ---------      ---------
                                           $ 744,116      $ 585,925
                                           =========      =========

 The accompanying notes are an integral part of these financial statements.

                         FORCENERGY INC
                         --------------
            CONSOLIDATED STATEMENTS OF OPERATIONS
            -------------------------------------
                          (Unaudited)

                                   (in thousands, except per share data)
                                   -------------------------------------
                                        Three Months Ended March 31,
                                            1997           1996
                                        ----------      ----------


Revenues:
 Oil and gas sales                        $ 70,580       $ 28,342
 Other                                         425            126
                                          --------       --------
                                            71,005         28,468
                                          --------       --------

Expenses:
 Lease operating                            16,185          8,736
 Depletion, depreciation and amortization   25,457         11,556
 Production taxes                            1,059            724
 General and administrative                  3,682          1,790
                                          --------       --------
                                            46,383         22,806
                                          --------       --------

Income from operations                      24,622          5,662
Interest and other income                      322            111
Interest expense, net of amounts
  capitalized                               (6,848)        (2,874)
                                          --------       --------
Income before income taxes                  18,096          2,899
Income tax provision                         6,922          1,081
                                          --------       --------
Net income                                $ 11,174       $  1,818
                                          ========       ========

Net income per common and common
  equivalent  share                       $    .47       $    .10
                                          ========       ========







 The accompanying notes are an integral part of these financial statements.

                         FORCENERGY INC
                         --------------
            CONSOLIDATED STATEMENTS OF CASH FLOWS
            -------------------------------------
                           (Unaudited)
                                                   (in thousands)
                                           ----------------------------
                                           Three Months Ended March 31,
                                                 1997         1996
                                           -----------      ----------
Cash flows from operating activities:
  Net income                                  $ 11,174      $  1,818
                                              --------      --------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depletion, depreciation and amortization      25,867        11,794
  Deferred taxes                                 6,922         1,081
  Deferred interest                                 --           770
  Other                                            (55)          (41)
  Decrease (increase) in accounts receivable     1,496        (2,296)
  Increase in other current assets              (2,467)       (2,543)
  Increase in accounts payable                   1,763           891
  Increase in other accrued liabilities         14,314         1,834
                                              --------      --------
                                                47,840        11,490
                                              --------      --------
Net cash provided by operating  activities:     59,014        13,308
                                              --------      --------
Cash flows from investing activities:
  Acquisitions  of oil and gas properties      (61,690)           --
  Capital expenditures                         (43,798)      (30,362)
  Investment in unconsolidated subsidiary       (7,146)           --
  Sales of oil and gas properties                   --         1,072
  Increase  (decrease)  in other  assets        (2,229)           53
                                              --------     ---------
Net  cash  used in investing activities       (114,863)      (29,237)
                                             ---------     ---------
Cash flows from financing activities:
  Borrowings  under  senior credit  facility    81,262        37,425
  Repayments under senior credit facility     (179,094)      (24,391)
  Issuance of long-term debt, net of expenses  193,849            --
  Issuance of common stock, net                    192            --
                                             ---------     ---------
Net cash provided by financing activities       96,209        13,034
                                             ---------     ---------
Net increase (decrease) in cash                 40,360        (2,895)
Cash at beginning of period                      9,669         2,996
                                             ---------     ---------
Cash at  end of period                       $  50,029     $     101
                                             =========     =========
Supplemental disclosures of cash flow information:
  Cash paid for interest:                    $   1,112     $   3,540
  Investing activities:
  At March 31, 1997 and December 31, 1996 the Company had accrued additions to oil and gas properties amounting to approximately $29,343,000 and $17,155,000, respectively.

 The accompanying notes are an integral part of these financial statements.

                         FORCENERGY INC
                         --------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements include the accounts of Forcenergy Inc and its subsidiaries (the "Company") after elimination of intercompany balances and transactions.

   The unaudited interim consolidated financial statements of the Company for the periods indicated herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. Certain minor amounts previously reported in the financial statements of the prior periods have been reclassified here to conform to the current period presentation.

NOTE 2 -- EARNINGS PER SHARE

   Earnings per share ("EPS") is calculated based on the weighted average number of shares outstanding during each period for common stock, and when dilutive, common stock equivalents. The dilutive effect of common stock equivalents was greater than 3% for the three months ended March 31, 1997 and less than 3% for the three months ended March 31, 1996. Weighted average common and common equivalent shares were 23,943,406 and 18,260,447 for the three months ended March 31, 1997 and 1996, respectively.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128). SFAS 128 specifies new standards for the computation, presentation and disclosure requirements for EPS. SFAS 128 is intended to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, by revising the disclosure requirements to provide more consistent and meaningful information and by increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computation include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS; (b) eliminating the modified treasury stock method and the three percent materiality provision; and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 effective December 31, 1997 and will restate EPS for all periods presented. The following table represents pro forma EPS as calculated under SFAS 128:

                                             Three Months Ended
                                                   March 31,
                             ------------------------------------------------
                                     (basic)                  (diluted)
                             ------------------------------------------------
                                 1997        1996         1997        1996
                             ----------  ----------    ----------  ----------
Earnings per share                 $.49        $.10          $.47        $.10
Weighted average common and
  common equivalent shares   22,578,566  18,260,447    23,943,406  18,365,859

NOTE 3 -- LONG TERM DEBT

8 1/2%  Senior Subordinated Notes

      On   February 14, 1997, the  Company   closed on a  private
placement  (pursuant  to Rule 144A) of $200  million  in  8  1/2%
Senior Subordinated Notes, Series A, priced at $99.338, with an effective yield to maturity of 8.6% (the "8 1/2% Notes"), and which mature on February 15, 2007. The 8 1/2% Notes were issued under an Indenture (the "8 1/2% Notes Indenture") which provides that interest will be payable in arrears semiannually on February 15 and August 15 of each year, commencing August 15, 1997.

      The 8 1/2% Notes are redeemable in whole or in part at the option of the Company, at any time on or after February 15, 2002, at the redemption prices set forth below plus, in each case, accrued and unpaid interest, if any, thereon.

               Year                               Percentage
               2002                               104.250%
               2003                               102.833%
               2004                               101.417%
               2005 and thereafter                100.000%

      Prior to February 15, 2002, the Company may redeem the 8 1/2% Notes, in whole or in part, at the Make-Whole Price, plus accrued and unpaid interest, if any, through the date of
redemption.   The Make-Whole Price is defined as the  greater  of
(i) the sum of outstanding principal amount and Make-Whole Amount (defined below) of such 8 1/2% Notes, and (ii) the redemption price of such 8 1/2% Notes on February 15, 2002, determined pursuant to the 8 1/2% Notes Indenture (104.25% of the principal amount). The Make-Whole Amount is defined as the excess, if any,

                         FORCENERGY INC
                         --------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------
                          (Unaudited)

of (i) the present value of the remaining interest, premium and principal payments due on such 8 1/2% Notes as if the 8 1/2% Notes were redeemed on February 15, 2002, computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (ii) the outstanding principal amount of the 8 1/2% Notes. In addition, during the first 36 months after February 11, 1997, the Company may redeem up to $70 million in aggregate principal amount of the 8 1/2% Notes at a redemption price of 108.5% of the principal amount thereofplus accrued and unpaid interest, if any, thereon to the redemption date with the net proceeds of an offering of common equity of the Company; provided that at least $130.0 million in aggregate principal amount of the 8 1/2% Notes remain outstanding immediately after the occurrence of such
redemption.   Any  such redemption  must occur within 60 days of
the date of the  closing of such common equity offering.

      Upon a "change of control" in the Company, as defined in the 8 1/2% Notes Indenture, the 8 1/2% Note holders may require, at their election, that the Company prepay all or a portion of the 8 1/2% Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon. Furthermore, under certain circumstances, the Company may become obligated to offer to purchase all or a portion of the 8 1/2% Notes at 100% of the principal amount thereof, together with accrued and unpaid interest, if any, with the net proceeds of certain asset sales.

      The 8 1/2% Notes Indenture contains certain covenants which include the following: (i) limitations on disposition of proceeds from asset sales; (ii) limitations on payment of dividends, distributions or certain investments; (iii) limitations on the incurrence of additional indebtedness or liens (iv) limitations on sale and leaseback transactions; (v) limitations on mergers, consolidations and transfers of substantially all of the Company's assets; and (vi) limitations on certain transactions with affiliates.

      The  8  1/2%  Notes  are subordinate to the  Senior  Credit
Facility and rank pari passu with all existing and future subordinated indebtedness of the Company, including the 9 1/2%
Senior Subordinated Notes.

      In connection with the private placement, the Company is currently offering to exchange ("Exchange Offer") the Series A notes for Series B notes which have been registered pursuant to a Registration Statement on Form S-4 which was effective on April 18, 1997. The form and terms of the Series B notes are identical in all material respects to the form and term of the Series A notes except for certain transfer restrictions and registration rights relating to the Series B notes. The Exchange Offer expires on May 23, 1997, unless extended.

Senior Credit Facility

      On March 31, 1997 the Company's Senior Credit Facility was amended to reduce the borrowing rates under the facility, to extend the term of the revolver and to revise various administrative provisions of the facility. Specifically, the facility now provides for a base borrowing rate on advances under the revolver at either the prime rate or LIBOR plus 1.0%, at the election of the Company. The amendment also provides for borrowings on a revolving basis through January 1, 1999, at which time the amounts outstanding convert to a term loan with quarterly payments of principal and accrued interest through June 30, 2002. Future annual principal payments, as a percentage of the principal balance outstanding at the conversion to the term loan, will be 36% in 1999, 30% in 2000, 23% in 2001 and 11% in
2002. Additionally, the borrowing base was reduced to $50 million under the Company's direction with semi-annual redetermination provisions.

NOTE 4 -- FINANCIAL INSTRUMENTS

      The Company has entered into forward sales and swap arrangements with respect to approximately 26% of its estimated net natural gas production through the third quarter of 1997 at a weighted average price of approximately $2.26 per Mcf. The Company has also hedged approximately 15% of its estimated net oil production through the second quarter of 1997 at a weighted average price of $17.96 per Bbl. The Company has hedged an additional 20% of its net oil production through the end of the year using collar arrangements with a floor of $18.00 per Bbl and ceilings of $23.90 and $26.30 per Bbl. The production percentages reflected assume current production rates.

                         FORCENERGY INC
                         --------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Production Data

      The following table sets forth the Company's historical oil and natural gas production data during the periods indicated
(production in thousands):

                                      Three Months Ended March 31,
                                      ----------------------------
                                           1997           1996
                                      ----------       -----------

     Production:
      Liquids (Mbbls) (1)                  1,889            853
      Natural gas (MMcf)                  12,672          6,092
      Total (MMcfe)                       24,006         11,210
     Average realized sales prices (2):
      Oil (per Bbl)                      $ 20.43        $ 17.40
      Plant products (per Bbl)             19.00          11.58
      Liquids (1)                          20.37          16.88
      Natural gas (per Mcf)                 2.53           2.29
     Expenses (per Mcfe):
      Lease operating                    $   .67        $   .78
      Production taxes                       .04            .06
      Depletion, depreciation and
        amortization                        1.06           1.03
      General and administrative, net        .15            .16
     _____________
     (1) Includes crude oil, condensate and natural gas liquids.
     (2) Net of effects of  hedging

Comparison  of the Three Month Period ended March  31,  1997  and
March 31, 1996

      Operating and Net Income. Operating income increased by 335% to $24.6 million for the first quarter of 1997 compared to the $5.7 million reported for the first quarter of 1996. Net income for the three months ended March 31, 1997 increased to $11.2 million compared to $1.8 million for the same period last year. The improvement in both operating and net income was attributable primarily to higher production volumes and, to a lesser extent, higher net realized oil and gas prices.

      Production. The Company's net liquids production rose to 1,889 Mbbls for the first quarter of 1997 from 853 Mbbls in the comparable 1996 period, a 121% improvement. Net gas production increased to 12,672 Mmcf in the 1997 quarter, a 108% increase over the 6,092 Mmcf produced in the same period last year. On an equivalent unit basis, oil and gas production increased to 24,006 Mmcfe for the 1997 quarter, 114% more than the 11,210 Mmcfe produced during the 1996 period. The increase in oil and gas production stems primarily from the success of the Company's drilling program, acquisition of Gulf of Mexico producing properties during 1996 and early 1997 and oil production added by the recently acquired Cook Inlet, Alaska properties.

      Revenues. Revenues for the 1997 quarter increased to $71.0 million, a 149% improvement over the $28.5 million reported for the same period last year, primarily because of the higher production volumes and, to a lesser extent, higher net realized prices. Average net realized liquid prices rose to $20.37 per barrel for the 1997 period, a 21% increase over the $16.88 per barrel received for the first quarter of 1996. Average net realized gas prices rose to $2.53 per Mcf in the first quarter of 1997, an 11% increase over the $2.29 per Mcf reported for the 1996 period.

      Average prices received for field production for the 1997 quarter were $21.61 per bbl and $2.88 per mcf for oil and natural gas, respectively. After taking into account the effects of 1997 hedging activities entered into to guarantee a certain level of cash flow from production, specifically a $2.1 million reduction in oil revenue and a $4.4 million reduction in gas revenue, net realized prices were reduced to $20.43 per bbl and $2.53 per mcf for oil and natural gas, respectively. Average prices received for field production for the first quarter of 1996 were $18.40 per bbl and $2.30 per mcf for oil and natural gas, respectively. After taking into account the effects of hedging activities during the 1996 quarter, specifically a $779,000 reduction in oil revenue and a $90,000 reduction in gas revenue, net realized prices were reduced to $17.40 per bbl and $2.29 per mcf for oil and natural gas, respectively.

      Lease Operating Expenses. Lease operating expenses were $16.2 million for the first quarter of 1997 compared to the
$8.7 million reported for the same period last year. The increase related primarily to lease operating expenses associated with new oil and gas properties acquired in 1996 and early 1997. On an equivalent unit of production basis, expenses decreased to $.67 per Mcfe for the 1997 quarter from $.78 per Mcfe for the comparable 1996 period, a decrease attributable to increased production on existing properties stemming from successful drilling activities and from lower workover costs.

      Depletion, Depreciation and Amortization ("DD&A"). DD&A expense increased to $25.5 million for the 1997 period from the $11.6 million reported for the first quarter of 1996. The increase resulted from higher production levels and an increase in the DD&A rate per unit of production to $1.06 per Mcfe, compared to $1.03 per Mcfe for the same period last year.

        General and Administrative Costs. General and administrative costs were $3.7 million for the first quarter of 1997 compared with $1.8 million reported for the 1996 period, an increase attributable to the overall growth of the Company during the latter part of 1996 and the first quarter of 1997. On an equivalent Mcfe produced basis, general and administrative expenses decreased to $.15 per Mcfe for the 1997 period from a rate of $.16 per Mcfe for the same period last year, primarily due to the higher production levels in 1997.

       Interest Expense. Interest expense, net of amounts capitalized, increased to $6.8 million for the 1997 quarter compared to $2.9 million for the first quarter of 1996. The increase in interest expense was primarily due to the increase in long-term debt incurred in funding the acquisition program and, to a lesser extent, higher interest rates on the fixed rate long-term subordinated debt issues.

     Income Tax Provision (Benefit). Income tax expense increased to $6.9 million for the 1997 quarter, from $1.1 million for the same period last year, due to the improvement in results of operations compared to the 1996 period.

Liquidity and Capital Resources

       The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements through cash flow from operations, bank borrowings and private and public placements of debt and equity securities. The Company's primary sources of funds for each of the periods indicated herein were as follows:

                                               Three Months Ended March 31,
                                               ---------------------------
                                                  1997              1996
                                               ---------        ----------
Net cash provided by operating activities      $  59,014        $  13,308
Borrowings under the Senior Credit Facility       81,262           37,425
Issuance of long-term debt, net of expenses      193,849               --

     The Company had approximately $50.0 million in cash at March 31, 1997 compared to $9.7 million at the end of 1996. Working capital was $14.5 million at March 31, 1997 compared with $6.7 million at December 31, 1996. The increase in cash represents excess proceeds from the 8 1/2% Notes issued in February 1997, after repayment of substantially all outstanding borrowings under the Senior Credit Facility. The increase in working capital was mainly attributable to the increase in the Company's cash balances partially offset by the increase in accrued liabilities associated with the Company's 1997 drilling program.

      Forcenergy generated approximately $59.0 million in cash from operations during the first quarter of 1997 compared to $13.3 million during the same period in 1996. This increase was due to the successful 1996/1997 drilling programs, acquired production and, to a lesser extent, higher net realized oil and gas prices.

     Total capital expenditures were $112.6 million for the three months ended March 31, 1997, including $61.7 million for acquisitions. Funding for these expenditures was provided through the Company's existing Senior Credit Facility and cash from operations.

      During February 1997, the Company closed on a private placement of $200 million in 8 1/2% Senior Subordinated Notes priced at $99.338 for a yield to maturity of 8.6%. The Company received approximately $194.0 million in net proceeds and used the majority of those proceeds to repay all outstanding indebtedness under the Company's Senior Credit Facility. On March 31, 1997, at the discretion of the Company, the borrowing base under the facility was reduced to $50 million. At April 30, 1997, the Company had approximately $44 million available under the facility.

     The Company's capital expenditure budget for 1997, exclusive of acquisitions, is estimated to be approximately $195 million. Forcenergy will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties and the availability of capital. Although the 1997 budget does not incorporate any acquisitions, the Company will continue to selectively seek acquisition opportunities where it believes significant exploration and development potential exists.

      The Company utilizes, from time to time, forward sales contracts and commodity swaps for portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. The Company has entered into forward sales and swap arrangements with respect to approximately 26% of its estimated net natural gas production through the third quarter of 1997 at a weighted average price of approximately $2.26 per Mcf. The Company has also hedged approximately 15% of its estimated net oil production through the second quarter of 1997 at a weighted average price of $17.96 per Bbl. In addition, the Company has hedged another 20% of its current net oil production through the end of the year using collar arrangements with a floor of $18.00 per Bbl and ceilings of $23.90 and $26.30 per Bbl.

     Management believes that the cash on hand at March 31, 1997, cash flows from operations and borrowing capacity under the Company's Senior Credit Facility will be adequate to meet future liquidity needs, including funding the Company's financial obligations and capital expenditure program.

         DISCLSOURE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the planned capital expenditures, increases in oil and gas production, 1997 activities, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates and such revisions, if significant, would change the schedule of any future production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Part II.   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4.1  --   Form  of   Indenture  dated  as   of February
                    14,   1997   among  the Company,  as  issuer,
                    and   Bankers   Trust,   as   Trustee  (filed
                    as  Exhibit 4.4 to the Annual Report on  Form
                    10-K for the fiscal year ended December 31, 1996 and is included herein by reference
                    (File No. 000-26444))

          4.2  --   Registration Rights Agreement dated  February
                    11,   1997   by    and   among  the   Company
                    and Salomon Brothers Inc, Donaldson, Lufkin &
                    Jenrette   Securities   Corporation,   Lehman
                    Brothers  and ING Barings (U.S.)  Securities,
                    Inc.   (filed   as   Exhibit   4.4   to   the
                    Registration Statement on Form S-4  filed  on
                    April 10, 1997, as amended on April 18, 1997, and is included herein by reference (File No.
                    333-24927))

         10.1  --   Fourth  Restatement  of   Credit    Agreement
                    by  and  among   Forcenergy   Inc   and   ING
                    (U.S.)   Capital  Corporation   and   certain
                    financial   institutions  named  therein   as
                    Lenders  (filed  as  Exhibit  10.1   to   the
                    Registration Statement on Form S-4  filed  on
                    April 10, 1997, as amended on April 18, 1997, and is included herein by reference (File No.
                    333-24927))

         11.1   --  Computation of Earnings per Share

         27     --  Financial Data Schedule

      (b) Reports on Form 8-K

      On January 14, 1997 and, as amended on March 17, 1997, the Company filed a Current Report on Form 8-K reporting the acquisition of certain properties in the Cook Inlet and Prudhoe Bay areas of Alaska from Marathon Oil Company.

      On February 21, 1997, the Company filed a Current Report on Form 8-K reporting the private placement of $200 million in Senior Subordinated Notes priced at $99.338, with a coupon of 8.5% and yield to maturity of 8.6%.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Miami, State of Florida, on the 13th day of May, 1997.


                     FORCENERGY INC
                     --------------

                     By:  ________________________________________
                          E. Joseph Grady
                          Vice President - Chief Financial Officer