Form 10-Q
period 1997-06-30
FORCENERGY INC
filed 1997-08-14
CIK 946140

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

                                  OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _______________

                    Commission File Number 0-26444


                            FORCENERGY INC
        (Exact name of registrant as specified in its charter)


              Delaware                    65-0429338

(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)



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

    As of July 31, 1997, 22,713,450 shares of Common Stock, $.01 per value, were outstanding.

                            FORCENERGY INC

                                 INDEX

                                                                  Page
Part I.   FINANCIAL INFORMATION:                                 Number
                                                                 ------
Item 1.   Financial Statements
          a) Consolidated Balance Sheets - June 30, 1997
             and December 31, 1996                                  1

          b) Consolidated Statements of Operations - Three
             months and six months ended June 30, 1997 and 1996     2

          c) Consolidated Statements of Cash Flows - Three
             months and six months ended June 30, 1997 and 1996     3

          d) Notes to Consolidated Financial Statements           4-6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    7-13


Part II.  OTHER  INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders      14

Item 6.   Exhibits and Reports on Form 8-K                         15

                            FORCENERGY INC

                     CONSOLIDATED  BALANCE  SHEETS


                                                         (in thousands)
                                                     ----------------------
                                                      June 30,    Dec.  31,
                                                        1997         1996
                                                     ----------   ---------
                                                     (Unaudited)
ASSETS:
Current Assets:
  Cash                                                $   3,091   $   9,669
  Accounts receivable, net                               28,497      29,416
  Other current assets                                   23,179      10,673
                                                      ---------   ---------
     Total current assets                                54,767      49,758
                                                      ---------   ---------
Investment in surety bonds, at cost                       4,037       3,926
                                                      ---------   ---------
Property, plant and equipment, at cost (full cost
  method) net of accumulated depletion, depreciation
  and amortization                                      681,517     523,711
                                                      ---------   ---------
Other assets                                             18,221       8,530
                                                      ---------   ---------
                                                      $ 758,542   $ 585,925
                                                      =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable                                    $  16,254   $   8,643
  Other accrued liabilities                              71,570      34,370
                                                      ---------   ---------
     Total current liabilities                           87,824      43,013
                                                      ---------   ---------
     Long-term debt                                     375,100     272,932
                                                      ---------   ---------
Deferred income taxes                                    29,713      21,044
                                                      ---------   ---------

Stockholders' Equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; none issued or  outstanding                --          --
  Common stock, $.01 par value; 50,000,000 shares
     authorized; 22,680,021 and 22,577,838 issued
     and outstanding at June 30, 1997 and December
     31, 1996, respectively                                227         226
  Capital in excess of par value                       247,880     246,032
  Retained earnings                                     17,798       2,678
                                                     ---------   ---------
     Total stockholders' equity                        265,905     248,936
                                                     ---------   ---------
                                                     $ 758,542   $ 585,925
                                                     =========   =========


    The accompanying notes are an integral part of these financial statements.

                            FORCENERGY  INC

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                   (in thousands, expect per share data)
                                ------------------------------------------
                                  Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                --------------------  --------------------
                                    1997       1996      1997       1996
                                ---------  --------   ---------  ---------
Revenues:
  Oil and gas sales             $  63,551  $  29,135  $ 134,131  $  57,477
  Other                               590        150      1,015        276
                                ---------  ---------  ---------  ---------
                                   64,141     29,285    135,146     57,753
                                ---------  ---------  ---------  ---------

Expenses:
  Lease operating                  19,181      8,083     35,366     16,819
  Depletion, depreciation and
  amortization                     27,899     12,606     53,356     24,162
  Production taxes                  1,172        929      2,231      1,653
  General and administrative,
    net                             3,459      1,785      7,141      3,575
                                ---------  ---------  ---------  ---------
                                   51,711     23,403     98,094     46,209
                                ---------  ---------  ---------  ---------

Income from operations             12,430      5,882     37,052     11,544
Interest and other income           1,426        126      1,748        237
Interest expense, net of
 amounts capitalized               (7,912)    (3,039)   (14,760)    (5,913)
                                ---------  ---------  ---------  ---------
Income before income taxes          5,944      2,969     24,040      5,868
Income tax provision                1,998      1,107      8,920      2,188
                                ---------  ---------  ---------  ---------
Net income                      $   3,946  $   1,862  $  15,120  $   3,680
                                =========  =========  =========  =========

Net income per weighted
 average common and common
 equivalent share               $     .16  $     .10  $     .63  $     .20
                                =========  =========  =========  =========








    The accompanying notes are an integral part of these financial statements.

                            FORCENERGY  INC

               CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                              (Unaudited)
                                                        (in thousands)
                                                    ----------------------
                                                       Six Months Ended
                                                            June 30,
                                                    ----------------------
                                                        1997        1996
                                                    ---------    ---------
Cash flows from operating activities:
  Net income                                        $  15,120    $   3,680
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Equity in net income of subsidiary                    (900)          --
      Depletion, depreciation and amortization         54,218       24,656
   Deferred taxes                                       8,920        2,188
   Deferred interest                                       --        1,343
   Other                                                 (111)         (97)
 Decrease (increase) in accounts receivable             6,718       (1,974)
 Increase in other current assets                     (12,073)      (2,843)
 Increase (decrease) in accounts payable                2,631       (2,406)
 Increase in other accrued liabilities                 13,086        2,505
                                                    ---------    ---------
                                                       72,489       23,372
                                                    ---------    ---------
Net cash provided by operating activities:             87,609       27,052
                                                    ---------    ---------

Cash flows from investing activities:
  Acquisitions of oil and gas properties              (92,698)     (16,836)
  Capital expenditures                                (97,265)     (59,157)
  Sales of oil and gas properties                          --        1,072
  Increase in other assets                             (1,698)        (237)
  Dividends received from subsidiary                      300           --
  Proceeds from sale of surety bond                        --        2,151
                                                    ---------    ---------
Net cash used in investing activities                (191,361)     (73,007)
                                                    ---------    ---------

Cash flows from financing activities:
  Borrowings under senior credit facility              81,262       85,377
  Repayments under senior credit facility            (179,094)     (42,314)
  Issuance of long-term debt, net of expenses         193,414           --
  Issuance of common stock, net                         1,592           69
                                                    ---------    ---------
  Net cash provided by financing activities            97,174       43,132
                                                    ---------    ---------

  Net decrease in cash                                 (6,578)      (2,823)
  Cash at beginning of period                           9,669        2,996
                                                    ---------    ---------
  Cash at  end of period                            $   3,091    $     173
                                                    =========    =========

Supplemental disclosures of cash flow information:
  Cash paid for interest                            $   9,387    $   5,756
  Investing activities:
  At June 30, 1997 and December 31, 1996 the Company had accrued additions to oil and gas properties amounting to approximately $36,785,000 and $17,155,000, respectively.

    The accompanying notes are an integral part of these financial statements.

                            FORCENERGY  INC
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                              (Unaudited)


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

NOTE 2 -- EARNINGS PER SHARE

    Earnings per share ("EPS") is calculated based on the weighted average number of shares outstanding during each period for common stock, and when dilutive, common stock equivalents ("CSE's"). The dilutive effect of CSE's was greater than 3% for the quarter and six months  ended  June 30, 1997 and less than 3% for the quarter  and  six months ended June 30, 1996. Weighted average common and common equivalent shares were 23,996,728 and 18,260,689 for the three months ended June 30, 1997 and 1996, respectively, and 23,962,997 and 18,260,568 for the six months ended June 30, 1997 and 1996, respectively.

      In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 specifies new standards for the computation, presentation and disclosure requirements for EPS. SFAS 128 is intended to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, by revising the disclosure requirements to provide more consistent and meaningful information and by increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computation include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that CSE's are not considered in computing basic EPS; (b) eliminating the modified treasury stock method and the three percent materiality provision; and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 effective December 31, 1997 and will restate EPS for all periods presented. The following table represents pro forma EPS as calculated under SFAS 128:


                              FORCENERGY  INC
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                              (Unaudited)

                                           Three Months Ended
                                                June  30,
                            --------------------------------------------------
                                    (basic)                    (diluted)
                            -----------------------    -----------------------
                                1997        1996           1997         1996
                            ----------   ----------    ----------   ----------
Pro forma earnings per
  share                           $.17         $.10          $.16         $.10
Pro forma weighted average
  common and common
  equivalent shares         22,668,113   18,260,689    23,996,728   18,635,416

                                              Six Months Ended
                                                  June  30,
                            --------------------------------------------------
                                      (basic)                   (diluted)
                            -----------------------     ----------------------
                               1997         1996          1997          1996
                            ----------   ----------     ---------   ----------
Pro forma earnings per
  share                           $.67         $.20           $.63         $.20
Pro forma weighted average
  common and common
  equivalent shares         22,624,036   18,260,568     23,962,997   18,497,382

NOTE 3 -- LONG TERM DEBT

     On March 31, 1997 the Company's Senior Credit Facility was amended to reduce the borrowing rates under the facility, to extend the term of the revolver and to revise various administrative provisions of the facility. Specifically, the facility now provides for a base borrowing rate on advances under the revolver at either the prime rate or LIBOR plus 1.0%, at the election of the Company. The amendment also provides for borrowings on a revolving basis through January 1, 1999, at which time the amounts outstanding convert to a term loan with quarterly payments of principal and accrued interest through June 30, 2002. Future annual principal payments, as a percentage of the principal balance outstanding at the conversion to the term loan, will be 36% in 1999, 30% in 2000, 23% in 2001 and 11% in 2002. Additionally, the
borrowing base was reduced to $50 million under the Company's direction to minimize commitment fees.

     The Senior Credit Facility contains certain covenants which include maintenance of a minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitation on dividends and additional debt or liens. The Company is in compliance with these covenants, or has received waivers in the event of non-compliance.

NOTE 4 -- FINANCIAL INSTRUMENTS

      The Company has entered into forward sales and swap arrangements with respect to approximately 24% of its estimated net natural gas production through the third quarter of 1997 at a weighted average price of approximately $2.37 per Mcf. The Company has hedged through swaps approximately 5% of its estimated net oil production through the second quarter of 1997 at a weighted average price of $18.25 per Bbl. The Company has also hedged an additional 19% of its estimated net oil production through the end of the year using collar arrangements with a floor of $18.00 per Bbl and ceilings of $23.90 and $26.30 per Bbl. The production percentages reflected assume current production rates. The Company recognized decreases in oil and gas sales revenue of $365,000 and $6.9 million in the quarter and six months ended June 30, 1997.

                            FORCENERGY  INC
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                              (Unaudited)


NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of reporting and display of comprehensive income and its components. In June 1997, the FASB also issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting operating and geographic segments and the type and level of financial information to be discussed about those segments. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997.

NOTE 6 - MERGERS AND REGISTRATION

      On July 21, 1997, the Company filed a Registration Statement on Form S-4 with respect to the contemplated issuance of common stock by the Company pursuant to an Agreement and Plan of Merger dated June 19, 1997, as amended and restated (the "Merger Agreement"), among the Company, Edisto Resources Corporation (ASE:EDT) ("Edisto"), and Convest Energy Corporation (ASE:COV) ("Convest") pursuant to which Edisto and Convest will be acquired by the Company. The mergers are valued at approximately $172.1 million with approximately $68.0 million of the consideration payable in cash and the balance payable in common stock of the Company. Each share of common stock of Edisto will be converted into the right to receive (i) $4.886 in cash and (ii) a fractional interest in a share of the Company's common stock equal to $5.064 divided by the average weighted daily trading price of the Company's common stock for the ten trading days ending two trading days prior to the closing date. Each share of common stock of Convest will be converted into the right to receive a fractional interest in a share of the Company's common stock equal to $8.88 divided by the average weighted daily trading price of the Company's common stock for the ten trading days ending two trading days prior to the closing date. The price of the Company's common stock used in such calculations will not be less than $28.96 nor more than $34.96. Based on this range of price, the number of the Company's common shares estimated to be issued at closing range from 2,796,153 shares to 3,375,466 shares. The majority shareholders of Convest and Edisto have agreed to vote their respective shares in favor of the transaction thereby assuring the necessary level of shareholder approval. The mergers will be accounted for as purchases and are expected to close by October 1997.

                            FORCENERGY INC


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Production Data

      The following table sets forth the Company's historical oil and natural gas production data during the periods indicated:

                                    Three Months Ended   Six Months Ended
                                          June 30,           June 30,
                                    ------------------  ------------------
                                       1997     1996       1997     1996
                                    --------  -------   --------  --------
     Production in thousands:
      Liquids (MBbls) (F1)             2,076      924      3,965     1,778
      Natural gas (MMcf)              13,926    6,681     26,598    12,772
      Total (MBOE)                     4,397    2,038      8,398     3,907
     Average realized sales
      prices (F2):
      Oil (per Bbl)                  $ 16.65  $ 16.68    $ 18.45   $ 17.01
      Plant products (per Bbl)         11.76    15.98      15.17     13.10
      Liquids (per Bbl)(F1)            16.42    16.65      18.30     16.75
      Natural gas (per Mcf)             2.12     2.06       2.31      2.17
     Expenses (per MBOE):
      Lease operating                $  4.36  $  3.97    $  4.21   $  4.31
      Production taxes                   .27      .46        .27       .42
      Depletion, depreciation and
       amortization                     6.36     6.18       6.36      6.18
      General and administrative, net    .79      .88        .85       .92
     _____________

     <F1>
     Includes crude oil, condensate and natural gas liquids.
     <F2>
     Net of effects of  hedging

Comparison of the Three Month Period ended June 30, 1997 and June 30, 1996

       Operating and Net Income. The Company's operating income increased to $12.4 million for the second quarter of 1997 compared to the $5.9 million reported for the second quarter of 1996, an 111%
improvement.   Net  income for the three months  ended  June  30,  1997
increased to $3.9 million, or 105%, compared to the $1.9 million reported for the same period last year. The improvement in both operating and net income was attributable primarily to higher production volumes.

      Production. Net liquids production increased to 2,076 thousand barrels ("MBbls") for the second quarter of 1997 from 924 MBbls in the comparable 1996 period, a 125% improvement. Net gas production increased to 13,926 million cubic feet of natural gas ("Mmcf") in the 1997 quarter, an 108% increase over the 6,681 Mmcf produced in the same period last year. On an equivalent unit basis, liquid and gas production increased to 4,397 thousand barrels of oil equivalent ("MBOE") for the 1997 second quarter, 116% more than the 2,038 MBOE produced during the comparable 1996 period. The increase in liquids and gas production primarily related to the Company's successful 1996 and 1997 drilling and workover programs, the acquisition of producing properties in the Gulf of Mexico during the latter part of 1996 and early 1997, and the acquisition of producing crude oil properties in the Cook Inlet, Alaska area.

      Revenues.   Revenues for the second quarter of 1997 increased  to
$64.1 million, an 119% improvement over the $29.3 million reported for the same period last year, primarily due to the higher production volumes during 1997. Average net realized liquids and gas prices for the second quarter of 1997 were comparable to those received during the same period last year. Average net realized liquids prices declined by 1% to $16.42 per barrel ("Bbl") during the 1997 quarter compared to the $16.65 per Bbl received during the second quarter of 1996. Average net realized gas prices were $2.12 per thousand cubic feet of natural gas ("Mcf") in the second quarter of 1997, a 3% increase over the $2.06 per Mcf reported for the comparable 1996 period.

     Average prices received for field production for the 1997 quarter were $16.93 per Bbl and $2.10 per Mcf for oil and natural gas, respectively. After taking into account the effects of 1997 hedging activities entered into in order to guarantee a certain level of cash flow from production, specifically a $600,000 reduction in oil revenue and a $235,000 increase in gas revenue, net realized oil prices were reduced to $16.65 per Bbl and net realized gas prices were increased to $2.12 per Mcf. Average prices received for field production for the second quarter of 1996 were $19.60 per Bbl and $2.31 per Mcf for oil and natural gas, respectively. After taking into account the effects of hedging activities during the 1996 quarter, specifically a $2.6 million reduction in oil revenue and a $1.7 million reduction in gas revenue, net realized prices were reduced to $16.68 per Bbl and $2.06 per Mcf for oil and natural gas, respectively.

       Lease Operating Expenses. Lease operating expenses were $19.2 million for the second quarter of 1997 compared to the $8.1 million reported for the same period last year. The increase related primarily to lease operating expenses associated with oil and gas properties acquired in 1996 and early 1997 and higher workover-type repair and maintenance activities in 1997. On an equivalent unit of production basis, expenses increased to $4.36 per barrel of oil equivalent ("BOE") for the 1997 quarter from $3.97 per BOE for the comparable 1996 period, due primarily to the expenses associated with workover-type repair and maintenance activities that took place during the second quarter of 1997, and generally higher costs associated with operations in the Cook Inlet area, Alaska, which was partially offset by increased production on existing properties as a result of the Company's successful drilling activities.

      Depletion, Depreciation and Amortization ("DD&A"). DD&A expense increased to $27.9 million for the 1997 period from the $12.6 million reported for the first quarter of 1997. The increase resulted from higher production levels and an increase in the DD&A rate per unit of production to $6.36 per BOE, compared to $6.18 per BOE as for the same period last year.

     General and Administrative Costs, Net. General and administrative costs, which are net of capitalized internal costs and overhead reimbursements, were $3.5 million for the second quarter of 1997 as compared with $1.8 million reported for the 1996 period, an increase attributable to the overall growth of the Company during the latter part of 1996 and the first half of 1997. On an equivalent unit basis, general and administrative expenses decreased to $.79 per BOE for the 1997 period from a rate of $.88 per BOE for the same period last year, primarily due to the higher production levels in 1997.

     Interest and Other Income. Interest and other income increased to $1.4 million for the second quarter of 1997 as compared to the $126,000 reported for the second quarter of 1996. The increase resulted primarily from the Company's equity in the net income of Cook Inlet Pipeline Company (a 30% owned subsidiary acquired in January 1997 as part of the acquisition of producing oil properties in the Cook Inlet area of Alaska) which amounted to $900,000.

      Interest Expense. Interest expense, net of amounts capitalized, increased to $7.9 million for the 1997 quarter as compared to $3.0
million for  the second quarter of 1996.   The  increase  in  interest
expense  was  primarily  due  to  the  increase  in  long-term debt and,
to  a   lesser  extent,  higher interest   rates  on  the  fixed   rate
long-term subordinated debt issues.

       Income Tax Provision. Income tax expense increased to $2.0 million for the 1997 quarter, from $1.1 million for the same period last year, due principally to the improvement in results of operations compared to the 1996 period.

     Earnings Per Share. Earnings per share increased by 60% to $.16 per common and common equivalent share for the three months ended June 30, 1997 compared with the $.10 per common and common equivalent share reported for the comparable 1996 period calculated on weighted average common and common equivalent shares of approximately 24.0 million and
18.3 million, respectively.

Comparison of the Six Month Periods ended June 30, 1997 and June 30, 1996

     Operating Income. The Company's operating income increased to $37.1 million for the six months ended June 30, 1997 compared to $11.5 million for the same period last year, a 221% improvement. Net income for the first half of 1997 increased 311% to $15.1 million compared to net income of $3.7 million for the six months ended June 30, 1996. The increase in both operating income and net income was primarily attributable to higher production levels and, to a lesser extent, higher average net realized liquids and gas prices.

      Production. Net liquid production increased by 123% to 3,965 Mbbls for the first six months of 1997 compared to the 1,778 Mbbls produced during the same period last year. Net gas production increased to 26,598 Mmcf in the 1997 period, an 108% improvement over the 12,772 Mmcf reported for the first six months of 1996. The increase in both liquids and gas production stems primarily from the Company's successful drilling activities during the latter part of 1996 and 1997, the acquisition of producing properties in the Gulf of Mexico, and the acquisition of crude oil producing properties in the Cook Inlet area, Alaska.

      Revenues.   Revenues  for  the six months  ended  June  30,  1997
increased 134% to $135.1 million as compared to $57.8 million for the same period in 1996, primarily due to higher production volumes and, to a lesser degree, higher average net realized liquids and gas prices. Average netrealized liquids prices increased by 9% to $18.30 compared to the $16.75 reported for the same period in 1996. Net realized natural gas prices rose to $2.31 for the 1997 period, a 7% increase over the $2.17 received for the comparable period of 1996.

      For the first six months of 1997, average prices received for field production were $19.16 per barrel and $2.47 per Mcf for oil and natural gas, respectively. Hedging activities during 1997, specifically a $2.7 million reduction in oil revenue and a $4.2 million reduction in natural gas revenue, reduced prices to $18.45 per barrel for oil and $2.31 per Mcf for natural gas. Average prices received for field production were $19.03 per barrel and $2.31 per Mcf for oil and natural gas, respectively, for the six months ended June 30, 1996. Hedging activities during the same period reduced oil and gas prices to $17.01 per barrel and $2.17 per Mcf, respectively, as a result of a $3.4 million reduction in oil revenue and a $1.8 million reduction in natural gas revenue. The Company's hedging activities consist of forward sales contracts and commodity swaps that guarantee a certain level of cash flow from production.

     Lease Operating Expenses. For the six months ended June 30, 1997, lease operating expenses increased by 110% to $35.4 million as compared to the $16.8 million reported for the comparable period in 1996. The increase primarily related to properties acquired in the latter half of 1996 and, to a lesser degree, higher workover costs during the 1997 period. On an equivalent unit of production basis, lease operating expenses decreased by 2% from $4.31 per BOE for the first six months of 1996 to $4.21 per BOE for the first six months of 1997. The decrease was mainly attributable to increased production on existing properties as a result of successful drilling activities and generally higher operating costs associated with crude oil properties acquired in the Cook Inlet area, Alaska which was partially offset by higher workover costs during the 1997 period.

      Depletion, Depreciation and Amortization. During the six months ended June 30, 1997, depletion, depreciation and amortization increased to $53.4 million as compared to the $24.2 million reported for the comparable period in 1996. The increase was attributable to increased production from acquisitions and drilling activities and, to a lesser extent, an increase in the depletion rate per unit of production to $6.36 per BOE in the first six months of 1997 from $6.18 per BOE for the comparable period of 1996.

      General and Administrative Expense. General and administrative expense, which is net of overhead reimbursements and capitalized internal costs, was $7.1 million in the first six months of 1997 compared with the $3.6 million reported for the comparable period of 1996. This increase was attributable to the overall growth of the Company during the latter part of 1996 and the first half of 1997. On a barrel equivalent basis, general and administrative expenses decreased by 8% to $.85 per BOE for the first six months of 1997, from $.92 per BOE for the same period in 1996, as a result of higher production levels in the 1997 period.

      Interest and Other Income. Interest and other income increased to $1.7 million in the 1997 period as compared to the $237,000 reported for the comparable 1996 period. The increase resulted primarily from the Company's equity in the net income of Cook Inlet Pipeline Company (a 30% owned subsidiary acquired in January 1997 as part of the acquisition of producing oil properties in the Cook Inlet area of Alaska) amounting to $900,000.

     Interest Expense. Interest expense, net of amounts capitalized, increased to $14.8 million in the six months ended June 30, 1997, compared to the $5.9 million reported for the comparable period of 1996. The increase in interest expense was primarily due to the increase in long-term debt and, to a lesser extent, higher interest rates.

     Income Tax Provision. Income tax expense increased by $6.7 million to $8.9 million, primarily as a result of the improvement in results of operations for the first six months of 1997 as compared to the same period in 1996.

     Earnings Per Share. Earnings per share improved by 215% to $.63 per common and common equivalent share for the first six months of 1997 as compared to the $.20 per common and common equivalent share reported for the comparable 1996 period, calculated on weighted average common and common equivalent shares of approximately 24.0 million and 18.3 million for 1997 and 1996, respectively.

Liquidity and Capital Resources

      The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements through cash flow from operations, bank borrowings and private and public placements of debt and equity securities. The Company's primary sources of funds for each of the periods indicated herein were as follows:

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                    --------------------   --------------------
                                        1997     1996         1997        1996
                                    ---------  ---------   ---------  ---------
Net cash provided by operating
  activities                        $  28,595  $  13,744   $  87,609  $  27,052
Borrowings under the Senior Credit
  Facility                                 --     47,952      81,262     85,377
Issuance of long-term debt, net of
  expenses                                 --         --     193,414         --

      The Company had negative working capital of $33.1 million at June 30, 1997 as compared to working capital of $6.7 million at December 31, 1996. The decrease in working capital was mainly attributable to an increase in accounts payable and accrued liabilities associated with the Company's second quarter 1997 drilling and workover activities and, to a lesser extent, accrued interest, which was partially offset by an increase in other current assets as a result of prepayments for drilling activities and operations.

      Forcenergy  generated approximately $87.6 million  in  cash  from
operations during  the first six months of 1997 as compared  to   $27.1
million during the same period in 1996. This increase was due to the acquisition of producing properties, the successful 1996/1997 drilling programs, and to alesser extent, higher net realized oil and gas prices.

      Total capital expenditures were $190.0 million for the six months ended June 30, 1997, including $92.7 million for acquisitions. Funding for these expenditures was provided through the Company's existing Senior Credit Facility, the 8 1/2% Senior Subordinated Notes (discussed below), and cash generated from operations.

      Total long-term debt at June 30, 1997 was $375.1 million as compared to $272.9 million at December 31, 1996. During February 1997, the Company completed on a private placement of $200 million in 8 1/2% Senior Subordinated Notes priced at $99.338 for a yield to maturity of 8.6%. The Company received approximately $194.0 million in net proceeds and used the majority of those proceeds to repay all outstanding indebtedness under the Company's Senior Credit Facility and to pay for a portion of producing property acquisitions that occurred during June 1997.

     On March 31, 1997, at the discretion of the Company, the borrowing base under the Senior Credit Facility was reduced to $50 million to reduce the committment fees associated with undrawn amounts under the Senior Credit Facility. At July 31, 1997, the Company had approximately $31million available under the facility. The Senior Credit Facility contains certain covenants which include maintenance of a minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitation on dividends and additional debt or liens. The Company is in compliance with these covenants, or has received waivers in the event of non-compliance.

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

      The Company utilizes, from time to time, forward sales contracts and commodity swaps for portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. The Company has entered into forward sales and swap arrangements with respect to approximately 24% of its estimated net natural gas production through the third quarter of 1997 at a weighted average price of approximately $2.37 per Mcf. The Company has also hedged through swaps approximately 5% of its estimated net oil production through the second quarter of 1997 at a weighted average price of $18.25 per Bbl. In addition, the Company has hedged another 19% of its current net oil production through the end of the year using collar arrangements with a floor of $18.00 per Bbl and ceilings of $23.90 and $26.30 per Bbl.

     Effective June 18, 1997, the Company was accepted for listing with the New York Stock Exchange. The Company's common stock began trading under the symbol FEN on that day.

      Management believes that cash flows from operations and borrowing capacity under the Company's Senior Credit Facility will be adequate to meet currently anticpated liquidity needs, including funding the Company's financial obligations and capital expenditure program.

New Accounting Pronouncements

      In February 1997, The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS 128"). SFAS 128 specifies new standards for the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 is intended to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, by revising the disclosure requirements to provide more consistent and meaningful information and by increasing the comparability of EPS data on an international basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 effective December 31, 1997 and will restate EPS for all periods presented. In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of reporting and display of comprehensive income and its components. In June 1997, the FASB also issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting operating and geographic segments and the type and level of financial information to be discussed about those segments. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997.

            DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the
Securities Exchange Act of 1934, as amended (the "Exchange Act").   All
statements other than statements of historical fact included in this Form 10-Q, including without limitation, statements under "Management's
Discussion   and  Analysis  of  Financial  Condition  and  Results   of
Operations" regarding the planned capital expenditures, increases in oil and gas production, 1997 drilling activities, the Company's financial position, business strategy and other plans and objectives for future
operations,  are  forward-looking  statements.   Although  the  Company
believes  that  the  expectations  reflected  in  such  forward-looking
statements  are  reasonable,  it  can  give  no  assurance  that   such
expectations  will  prove  to have been correct.   There  are  numerous
uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made
by  different  engineers  often vary from one  another.   In  addition,
results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates and such revisions, if significant, would change the schedule of any future production and
development  drilling.   Accordingly, reserve estimates  are  generally
different from the quantities of oil and natural gas that are ultimately recovered. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Part II.   OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company was held on May 15, 1997. Certain matters voted on at the meeting and the votes cast with respect to such matters are as follows:

     (a)  Election of Directors
                                                        Abstained/
           Name                  For        Against      Withheld
           ----                  ---        -------     ----------
       Stig Wennerstrom       17,824,920     19,475      4,823,354
       Bruce L. Burnham       17,824,920     19,475      4,823,354
       Eric Forss             17,824,920     19,475      4,823,354
       Robert Issal           17,824,920     19,475      4,823,354
       William F. Wallace     17,824,920     19,475      4,823,354

     (b) Adoption of the 1997 Stock Price Performance Incentive Plan for Employees of the Company

                                                         Abstained/
                                 For         Against      Withheld
                                 ---         -------     ---------
                              17,531,107      98,340      5,038,302

     (c) Consolidation of all of the Company's stock option plans into the plan adopted in 1995 (the "1995 Plan"), to amend the 1995 Plan and to increase the number of shares covered by the 1995 Plan

                                                         Abstained/
                                For          Against      Withheld
                                ---          -------     ----------
                             14,851,408     2,813,549     5,002,792

     (d) Ratification of the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Company for the year ending December 31, 1997

                                                          Abstained/
                                For           Against      Withheld
                                ---           -------     ----------
                             17,836,466         1,090     4,830,193

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

         2.1  --    Agreement   and   Plan  of Merger dated as of  June
                    19, 1997, as amended, by and among the Company, EDI-
                    Sub, Edisto and Convest (filed as Exhibit 2.1 to the Registration Statement on Form S-4 filed on July 21, 1997 and is included herein by reference
                    (File No. 333-31675))

         2.2  --    Shareholder   Agreement  dated  as   of   June  19,
                    1997  by  and  among the Company and  TCW  Entities
                    (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 filed on July 21,
                    1997  and  included  herein  by  reference  (File No.
                    333-31675))

         2.3  --    Form  of  Shareholder  Agreement  by  and among the
                    Company and certain officers and directors of Edisto and Convest (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form
                    S-4 filed on July 21, 1997 and included herein by reference (File No. 333-31675))

        11.1  --    Computation of Earnings per Share

        27    --    Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June
30, 1997.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Miami, State of Florida, on the 13th day of August, 1997.

                              FORCENERGY INC

                         By:  /s/ E. Joseph Grady
                              E. Joseph Grady
                              Vice President - Chief Financial Officer