Form 10-Q
period 1997-09-30
FORCENERGY INC
filed 1997-11-14
CIK 946140

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

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

   As of October 31, 1997, 25,337,462 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                            FORCENERGY INC

                                 INDEX

                                                                        Page
Part I. FINANCIAL INFORMATION:                                         Number
                                                                       ------
Item 1.   Financial Statements
          a) Consolidated Balance Sheets - September 30, 1997 and
             December 31, 1996                                              1

          b) Consolidated Statements of Earnings - Three Months and
             Nine Months Ended September 30, 1997 and 1996                  2

          c) Consolidated Statements of Cash Flows - Nine Months Ended
             September 30, 1997 and 1996                                    3

          d) Notes to Consolidated Financial Statements                   4-5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      6-11

Part II.  OTHER  INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 13

Part I.   FINANCIAL INFORMATION
          Item 1. Financial Statements

                                    FORCENERGY INC
                                    --------------
                              CONSOLIDATED BALANCE SHEETS
                              ---------------------------
                                                      (in thousands)
                                             -------------------------------
                                              September 30,   December  31,
                                                   1997            1996
                                             --------------   --------------
                                               (Unaudited)
ASSETS:
-------
Current Assets:
  Cash                                         $   4,063         $   9,669
  Accounts receivable, net                        29,126            29,416
  Other current assets                            27,890            10,673
                                               ---------         ---------
     Total current assets                         61,079            49,758
                                               ---------         ---------
Investment in surety bonds, at cost                4,094             3,926
                                               ---------         ---------
Property, plant and equipment, at cost
  (full cost method) net of accumulated
  depletion, depreciation and amortization       746,744           523,711
                                               ---------         ---------
Other assets                                      16,757             8,530
                                               ---------         ---------
                                               $ 828,674         $ 585,925
                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Current Liabilities:
  Accounts payable                             $  20,010         $   8,643
  Other accrued liabilities                       65,783            34,370
                                               ---------         ---------
     Total current liabilities                    85,793            43,013
                                               ---------         ---------
Long-term debt                                   440,618           272,932
                                               ---------         ---------
Deferred income taxes                             31,689            21,044
                                               ---------         ---------
Stockholders' Equity:
  Preferred stock, $.01 par value; 5,000,000
     shares authorized; none issued or
     outstanding                                      --                --
  Common stock, $.01 par value; 50,000,000
     shares authorized; 22,729,025 and
     22,577,838 issued and outstanding at
     September 30, 1997 and December 31, 1996,
     respectively                                    227               226
  Capital in excess of par value                 248,784           246,032
  Retained earnings                               21,563             2,678
                                               ---------         ---------
     Total stockholders' equity                  270,574           248,936
                                               ---------         ---------
                                               $ 828,674         $ 585,925
                                               =========         =========

    The accompanying notes are an integral part of these financial statements.

                                    FORCENERGY  INC
                                    ---------------
                        CONSOLIDATED  STATEMENTS  OF  EARNINGS
                        --------------------------------------
                                      (Unaudited)


                                   (in thousands, expect per share data)
                                 ------------------------------------------
                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                 -------------------   --------------------
                                    1997      1996        1997       1996
                                 --------  --------     --------   --------
Revenues:
 Oil and gas sales               $ 62,798  $ 36,896     $196,929   $ 94,373
 Other                                717       143        1,732        419
                                 --------  --------     --------   --------
                                   63,515    37,039      198,661     94,792
                                 --------  --------     --------   --------

Expenses:
 Lease operating                   17,853    10,627       53,219     27,446
 Depletion, depreciation and
 amortization                      27,497    16,328       80,853     40,490
 Production taxes                   1,079       845        3,310      2,498
 General and administrative         3,986     1,818       11,127      5,393
                                 --------  --------     --------   --------
                                   50,415    29,618      148,509     75,827
                                 --------  --------     --------   --------

Earnings from operations           13,100     7,421       50,152     18,965
Interest and other income             973       143        2,721        380
Interest  expense, net of
 amounts capitalized               (8,210)   (3,590)     (22,970)    (9,503)
                                 --------  ---------    ---------  ---------
Earnings before income taxes        5,863     3,974       29,903      9,842
Income tax provision                2,098     1,483       11,018      3,671
                                 --------  --------     --------   ---------
Net earnings                     $  3,765  $  2,491     $ 18,885   $  6,171
                                 ========  ========     ========   =========

Net earnings per common and
 common equivalent share         $    .16  $    .13     $    .79   $    .34
                                 ========  ========     ========   ========

    The accompanying notes are an integral part of these financial statements.

                               FORCENERGY INC
                               --------------
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                                 (Unaudited)

                                                       (in thousands)
                                                  --------------------------
                                                       Nine Months Ended
                                                         September 30,
                                                  --------------------------
                                                     1997            1996
Cash flows from operating activities:
  Net earnings                                    $   18,885     $    6,171
                                                  ----------     ----------
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
   Equity in earnings of affiliate                    (1,371)            --
   Depletion, depreciation and amortization           82,174         41,241
   Deferred taxes                                     11,019          3,573
   Deferred interest                                      --          1,916
   Other                                                (168)          (153)
   Decrease (increase) in accounts receivable          6,089         (6,490)
   Increase in other current assets                  (16,784)        (3,000)
   Increase (decrease) in accounts payable             6,387         (4,087)
   Increase in other accrued liabilities               9,670          4,528
                                                  ----------     ----------
                                                      97,016         37,528
                                                  ----------     ----------
Net cash provided by operating activities:           115,901         43,699
                                                  ----------     ----------

Cash flows from investing activities:
   Acquisitions of oil and gas properties           (111,693)       (23,488)
   Capital expenditures                             (173,365)       (91,523)
   Sales of oil and gas properties                        --          1,072
   Increase in other assets                             (222)          (300)
   Dividends received from affiliate                     300             --
   Proceeds from sale of surety bond                      --          2,151
                                                 -----------    -----------
Net cash used in investing activities               (284,980)      (112,088)
                                                 -----------    -----------

Cash flows from financing activities:
   Borrowings under senior credit facility           193,680        134,732
   Repayments under senior credit facility          (225,994)       (68,796)
   Issuance of long-term debt, net of expenses       193,414             --
   Issuance of common stock, net                       2,373            169
                                                ------------    -----------
   Net cash provided by financing activities         163,473         66,105
                                                ------------    -----------

Net decrease in cash                                  (5,606)        (2,284)
Cash at beginning of period                            9,669          2,996
Cash at  end of period                          $      4,063    $       712
                                                ============    ===========

Supplemental disclosures of cash flows information:

  Cash paid for interest                        $     18,282    $     9,770
  Investing activities:
  At September 30, 1997, and December 31, 1996, the Company had accrued additions to oil and gas properties  amounting to approximately
  $34,414,000 and  $17,155,000, respectively.

    The accompanying notes are an integral part of these financial statements.

                              FORCENERGY  INC
                              ---------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                (Unaudited)


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

NOTE 2 -- EARNINGS PER SHARE

    Earnings per share ("EPS") is calculated based on the weighted average number of shares outstanding during each period for common stock, and when dilutive, common stock equivalents ("CSEs"). The dilutive effect of CSEs was greater than 3% for the quarter and nine months ended September 30, 1997 and for the quarter ended September 30, 1996. CSEs had a dilutive effect of less than 3% for the nine months ended September 30, 1996. Weighted average common and common equivalent shares were 24,054,024 and 19,282,393 for the three months ended September 30, 1997 and 1996, respectively, and 23,991,428 and 18,265,169 for the nine months ended September 30, 1997 and 1996, respectively.

      In February 1997 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 specifies new standards for the computation, presentation and disclosure requirements for EPS. SFAS 128 is intended to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, by revising the disclosure requirements to provide more consistent and meaningful information and by increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computation include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that CSEs are not considered in computing basic EPS; (b) eliminating the modified treasury stock method and the three percent materiality provision; and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 effective December 31, 1997 and will restate EPS for all periods presented. The following table represents pro forma EPS as calculated under SFAS 128:

                                          Three Months Ended
                                             September  30,
                           --------------------------------------------------
                                    (basic)                   (diluted)
                           -----------------------    -----------------------
                              1997         1996          1997         1996
                           ----------   ----------    ----------   ----------
Pro forma earnings per
 share                          $.17         $.14          $.16         $.13
Pro forma weighted
 average shares            22,715,070   18,281,611    24,063,149   19,293,665


                                            Nine Months Ended
                                               September 30,
                             ------------------------------------------------
                                     (basic)                  (diluted)
                             -----------------------   ----------------------
                                1997         1996         1997        1996
                             ----------   ----------   ----------  ----------
Pro forma earnings per
 share                             $.83         $.34         $.79        $.33
Pro forma weighted
 average shares              22,654,376   18,265,169   24,026,486  18,774,466


                                 FORCENERGY INC
                                 --------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)

NOTE 3 -- LONG TERM DEBT

     On March 31, 1997 the Company's Senior Credit Facility was amended to reduce the borrowing rates under the facility, to extend the term of the revolver and to revise various administrative provisions of the facility. Specifically, the facility now provides for a base borrowing rate on advances under the revolver at either the prime rate or LIBOR plus 1.0%, at the election of the Company. The amendment also provides for borrowings on a revolving basis through January 1, 1999, at which time the amounts outstanding convert to a term loan with quarterly payments of principal and accrued interest through June 30, 2002. Future annual principal payments, as a percentage of the principal balance outstanding at the time of conversion to the term loan, will be 36% in 1999, 30% in 2000, 23% in 2001 and 11% in 2002. On October 1,
1997, the borrowing base under the Senior Credit Facility was $100 million with $25.4 million available. The maximum commitment under the Senior Credit Facility is $195 million.

NOTE 4 -- FINANCIAL INSTRUMENTS

      The Company has entered into forward sales and swap arrangements with respect to approximately 19% of its estimated natural gas production through May 1998 at a weighted average price of $2.36 per Mcf. The Company has also hedged an additional 26% of its estimated natural gas production through March 1998 using a collar arrangement with a floor of $2.25 per Mcf and a ceiling of $3.00 per Mcf. Furthermore, the Company has hedged, through three-way options, 10% of its estimated first quarter 1998 natural gas production, with a maximum benefit of $.30 per Mcf if prices decline below an average floor of $2.71 per Mcf, and with no exposure if prices remain below an average ceiling of $3.93 per Mcf. The Company has also hedged approximately 17% of its estimated oil production through December 1998 using collar arrangements with weighted average floors of $18.21 per Bbl and weighted average ceilings of $23.08 per Bbl. The production percentages reflected assume current production rates. As a result of hedging activities, the Company recognized an increase in oil and gas sales revenue of $102,000 for the three months ended September 30, 1997 and a decrease in oil and gas sales revenue of $6.7 million for the nine months ended September 30, 1997.

NOTE 5 -- MERGERS

     On October 22, 1997, the Company completed its mergers with Edisto
Resources   Corporation  ("Edisto")  (ASE:EDT)   and   Convest   Energy
Corporation ("Convest") (ASE:COV) pursuant to the Amended and Restated Agreement and Plan of Merger dated July 15, 1997 ("Merger Agreement"). As a result of the mergers, the Company will issue a total of 2,829,913 shares of common stock at a value of $34.96 per share to the Edisto and
Convest  Shareholders  and  will  have  paid  $69.3  million  in   cash
consideration due to Edisto shareholders from cash balances received in the mergers. Pursuant to the Merger Agreement, each share of Edisto Common Stock was converted into the right to receive $4.886 in cash and
 .14485 of a share of Forcenergy Common Stock, and (ii) each share of Convest Common Stock was converted into the right to receive .254 of a share of Forcenergy Common Stock. Through the mergers the Company acquired an average 30% working interest in 43 Gulf of Mexico lease blocks as well as interests in several onshore producing fields. The merger was accounted for as a purchase.

                            FORCENERGY INC
                            --------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Production Data

      The  following table sets forth the Company's historical oil  and natural gas production data during the periods indicated:
                                        Three Months Ended    Nine MonthsEnded
                                           September 30,        September 30
                                        ------------------    ----------------
                                           1997    1996         1997     1996
                                         --------  --------    ------   -------
     Production in thousands:
      Liquids (MBbls) <F1>                 1,959    1,061      5,924     2,839
      Natural gas (MMcf)                  14,183    9,511     40,781    22,283
      Total (MBOE)                         4,323    2,646     12,721     6,553
     Average realized sales
      prices <F2>:
      Oil (per Bbl)                      $ 16.53  $ 16.62    $ 17.83   $ 16.87
      Plant products (per Bbl)             12.85    14.44      14.13     13.64
      Liquids (per Bbl)<F1>                16.26    16.49      17.62     16.65
      Natural gas (per Mcf)                 2.18     2.04       2.27      2.11
     Expenses (per MBOE):
      Lease operating                    $  4.13  $  4.02    $  4.18   $  4.19
      Production taxes                       .25      .32        .26       .38
      Depletion, depreciation and
       amortization                         6.36     6.18       6.36      6.18
      General and administrative, net        .92      .69        .87       .82
     _____________

     <F1> Includes crude oil, condensate and natural gas liquids.
     <F2> Net of effects of  hedging

Comparison of the Three Month Periods ended September 30, 1997 and September 30, 1996

      Operating and Net Earnings. The Company's operating earnings increased by 77% to $13.1 million for the three months ended September 30, 1997 compared to the $7.4 million reported for the same period of 1996. Net earnings for the 1997 quarter increased to $3.8 million, or 51%, compared to the $2.5 million reported for the same period last year. The improvement in both operating and net earnings was attributable primarily to higher production volumes and higher natural gas prices during 1997.

      Production. Net liquids production increased to 1,959 thousand barrels ("MBbls") for the third quarter of 1997, an 85% improvement over the 1,061 MBbls produced in the comparable 1996 period. Net gas production increased to 14,183 million cubic feet of natural gas ("Mmcf") in the 1997 quarter, 49% more than the 9,511 Mmcf produced in the same period last year. On an equivalent unit basis, liquid and gas production increased by 63% to 4,323 thousand barrels of oil equivalent ("MBOE") for the three months ended September 30, 1997, compared to the 2,646 MBOE produced during the same period of 1996. The increase in equivalent production resulted from new oil production in the Cook Inlet, Alaska area acquired in December 1996, from producing properties in the Gulf of Mexico acquired late 1996 and early 1997, and from the Company's successful 1996 and 1997 drilling and workover programs.

      Revenues. Revenues for the 1997 quarter improved by 71% to $63.5 million, compared to the $37.0 million reported for the comparable period in 1996, due to the higher production volumes and higher natural gas prices. Average net realized gas prices were $2.18 per thousand cubic feet of natural gas ("Mcf") in the three months ended September 30, 1997, a 7% improvement over the $2.04 per Mcf reported for the comparable 1996 period. Average net realized liquids prices declined by 1% to $16.26 per barrel ("Bbl") during the third quarter of 1997 compared to the $16.49 per Bbl received during the same period in 1996.

      The Company periodically enters into hedging activities to minimize its exposure to price fluctuations and to guarantee a certain level of cash flow from production. Effects of hedging activities were not significant in the third quarter of 1997. The effects of hedging activities during the 1996 period resulted in a $3.7 million reduction in oil revenue and a $1.4 million reduction in gas revenue and effectively reduced average field prices by $3.86 per barrel and $.15 per Mcf.

       Lease Operating Expenses. Lease operating expenses were $17.9 million for the three months ended September 30, 1997 compared to the $10.6 million reported for the same period in 1996. The increase related primarily to lease operating expenses associated with oil and gas properties acquired late 1996 and early 1997. On an equivalent unit of production basis, expenses increased to an average of $4.13 per barrel of oil equivalent ("BOE") for the 1997 quarter, from $4.02 per BOE for the comparable 1996 period, an increase attributable primarily to the higher production costs in the Cook Inlet, Alaska fields. Excluding the Alaska properties, expenses per BOE decreased from $4.02 in the 1996 quarter to $3.35 in the 1997 quarter.

      Depletion, Depreciation and Amortization ("DD&A"). DD&A expense increased from $16.3 million in the third quarter of 1996 to $27.5 million in the third quarter of 1997. The increase resulted from higher production levels and, to a lesser extent, an increase in the DD&A rate per unit of production to $6.36 per BOE compared to $6.18 per BOE for the 1996 period.

     General and Administrative Costs, Net. General and administrative costs, net of capitalized internal costs and overhead reimbursements, were $4.0 million, or $.92 per BOE, for the 1997 quarter compared with $1.8 million, or $.69 per BOE, for the same period in 1996. This increase was attributable to the overall growth of the Company, including the expansion of its onshore and international operations during the latter part of 1996 and the first nine months of 1997.

     Interest and Other Income. Interest and other income increased by $830,000 to $973,000 for the third quarter of 1997. The increase resulted primarily from the Company's equity in the earnings of Cook Inlet Pipeline Company, a 30% owned affiliate acquired in January 1997 as part of the acquisition of producing oil properties in the Cook Inlet area of Alaska.

      Interest Expense. Interest expense, net of amounts capitalized, increased to $8.2 million for the 1997 quarter compared to $3.6 million for the same period of 1996. The increase in interest expense was due primarily to higher debt levels. Interest rates were slightly higher in 1997 as borrowings under the Company's credit facility were repaid through the issuance of fixed-rate, long-term subordinated debt issues in late 1996 and early 1997.

     Income Tax Provision. Income tax expense increased by $.6 million to $2.1 million for the 1997 quarter, a result of the improvement in earnings during the 1997 period compared to the same period last year.

     Earnings Per Share. Earnings per share increased by 23% to $.16 per common and common equivalent share for the three months ended September 30, 1997 compared with the $.13 per share reported for the same period in 1996, calculated on weighted average common and common equivalent shares of approximately 24.1 million and 19.3 million for the 1997 and 1996 periods, respectively.

Comparison of the Nine Month Periods ended September 30, 1997 and September 30, 1996

     Operating and Net Earnings. The Company's operating earnings improved by 164% to $50.2 million for the nine months ended September 30, 1997 compared to $19.0 million for the same period last year. Net earnings for the 1997 period increased by 206% to $18.9 million compared to earnings of $6.2 million for the 1996 period. The increases in both operating earnings and net earnings were attributable primarily to higher production levels and, to a lesser extent, higher average net realized liquids and natural gas prices.

      Production. Net liquids production increased by 109% to 5,924 Mbbls for the first nine months of 1997 compared to the 2,839 Mbbls produced during the nine months ended September 30, 1996. Net gas production increased to 40,781 Mmcf in the 1997 period, an 83% improvement over the 22,283 Mmcf reported for the first nine months of 1996. The increase in both liquids and gas production were attributable primarily to the Company's successful drilling activities during the latter part of 1996 and 1997, from the acquisition of producing properties in the Gulf of Mexico, and from the acquisition of crude oil producing properties in the Cook Inlet area, Alaska.

      Revenues. Revenues for the nine months ended September 30, 1997 increased by 110% to $198.7 million compared to the $94.8 million reported for the same period in 1996, due primarily to higher production volumes and, to a lesser degree, higher average net realized liquids and natural gas prices. Average net realized liquids prices increased by 6% to $17.62 compared to the $16.65 reported for the comparable period in 1996. Net realized natural gas prices rose to $2.27 for the 1997 period, an 8% increase over the $2.11 received for the comparable period of 1996.

      For the first nine months of 1997, average prices received for field production were $18.33 per barrel and $2.36 per Mcf for liquids and natural gas, respectively. Hedging activities during 1997 resulted in a $2.8 million reduction in oil revenue and a $3.9 million reduction in natural gas revenue, which reduced realized prices to $17.62 per barrel for liquids and $2.27 per Mcf for natural gas. Average prices received for field production in 1996 were $19.52 per barrel and $2.26 per Mcf for liquids and natural gas, respectively. Hedging activities during the same period in 1996 resulted in a $7.0 million reduction in oil revenue and a $3.2 million reduction in natural gas revenue, thereby reducing realized liquids and natural gas prices to $16.65 per barrel and $2.11 per Mcf, respectively.

     Lease Operating Expenses. For the nine months ended September 30, 1997, lease operating expenses increased by 94% to $53.2 million compared to the $27.4 million reported for the 1996 period. The increase related primarily to properties acquired in the latter part of 1996 and 1997, and, to a lesser degree, higher workover and repair and maintenance costs during the 1997 period. On an equivalent unit of production basis, lease operating expenses for the 1997 period were comparable to lease operating expenses for the nine months ended September 30, 1996. Excluding the Alaska properties, expenses per BOE decreased from $4.19 in the 1996 period to $3.55 in 1997.

     Depletion, Depreciation and Amortization. Depletion, depreciation and amortization increased to $80.9 million during the nine months ended September 30, 1997 compared to the $40.5 million reported for the same period in 1996. The increase was attributable to increased production from acquisitions and drilling activities and, to a lesser extent, an increase in the depletion rate per unit of production to $6.36 per BOE, from $6.18 per BOE in 1996.

      General and Administrative Expense. General and administrative expense, net of overhead reimbursements and capitalized internal costs, was $11.1 million, or $.87 per BOE, for the first nine months of 1997 compared with $5.4 million, or $.82 per BOE, for the comparable 1996 period. This increase was attributable to the overall growth of the Company, including the expansion of its onshore and international operations, during the latter part of 1996 and the first nine months of 1997.

      Interest and Other Income. Interest and other income increased to $2.7 million in the first nine months of 1997 compared to the $380,000 reported for the same period last year. The increase resulted primarily from the Company's equity in the earnings of Cook Inlet Pipeline Company ($1.4 million) and interest income earned on higher cash balances maintained subsequent to the Company's late 1996 and early 1997 debt and equity offerings.

     Interest Expense. Interest expense, net of amounts capitalized, increased to $23.0 million in the nine months ended September 30, 1997, compared to the $9.5 million reported for the comparable period of 1996. The increase in interest expense was due primarily to an increase in long-term debt and, to a lesser extent, higher interest rates on the Company's new fixed-rate, long-term subordinated debt issues.

     Income Tax Provision. Income tax expense increased by $7.3 million to $11.0 million, resulting primarily from the improvement in earnings for the first nine months of 1997 compared to the same period in 1996.

     Earnings Per Share. Earnings per share improved by 132% to $.79 per common and common equivalent share for the first nine months of 1997 compared to the $.34 per share reported for the same period last year, calculated on weighted average common and common equivalent shares of approximately 24.0 million and 18.3 million for 1997 and 1996, respectively.

Liquidity and Capital Resources

      The Company has historically funded its operations, acquisitions, capital  expenditures  and  working capital requirements  through  cash
flows   from  operations,  bank  borrowings  and  private  and   public
placements  of  debt  and  equity securities.   The  Company's  primary
sources  of  funds  for each of the periods indicated  herein  were  as follows:
                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                              --------------------     --------------------
                                  1997     1996           1997      1996
                              ---------  ---------     ---------  ---------
Net cash provided by
 operating activities         $  28,292  $  16,647     $ 115,901  $  43,699
Borrowings under the
 Senior Credit Facility         112,418     49,355       193,680    134,732
Repayments under the
 Senior Credit Facility         (46,900)   (26,482)     (225,994)   (68,796)
Issuance of long-term debt,
 net of expenses                     --         --       193,414         --


      The  Company  had  negative working capital of $24.7  million  at
September 30, 1997 compared to working capital of $6.7 million at December 31, 1996. The decrease in working capital was mainly attributable to an increase in accounts payable and accrued liabilities associated with the Company's third quarter 1997 drilling activities and, to a lesser extent, accrued interest, which was partially offset by an increase in other current assets resulting from prepayments for drilling activities, seismic data, and lease operations.

      Forcenergy generated approximately $115.9 million in cash from operations during the first nine months of 1997 compared to $43.7 million during the same period in 1996. Producing properties acquired, the successful 1996/1997 drilling programs, and to a lesser extent, higher net realized oil and gas prices contributed to the increase in cash flow.

     Total capital expenditures were $285.1 million for the nine months ended September 30, 1997, including $111.7 million for acquisitions. Capital expenditures were funded by the Company's existing Senior Credit Facility, proceeds from the offering of 8 1/2% Senior Subordinated Notes, and cash generated from operations.

      Total long-term debt at September 30, 1997 was $440.6 million compared to $272.9 million at December 31, 1996. During February 1997, the Company completed a private placement of $200 million in 8 1/2% Senior Subordinated Notes priced at $99.338 for a yield to maturity of 8.6%. The Company received approximately $194.0 million in net proceeds and used the majority of the proceeds to repay all outstanding indebtedness under the Company's Senior Credit Facility and to fund producing property acquisitions in June and September 1997.

      On October 1, 1997, the borrowing base under the Senior Credit Facility was $100 million of which $25.4 million was available for borrowing. The maximum commitment under the Senior Credit Facility is $195 million.

      The Company's capital expenditure budget for 1997, exclusive of acquisitions, is estimated to be approximately $240.0 million, of which approximately $190.5 million had been incurred as of September 30, 1997. Forcenergy will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results,
oil   and   gas   prices,  industry  conditions  and  outlook,   future
acquisitions  of properties and the availability of capital.   Although
the Company does not budget for acquisitions, it will continue to pursue selective acquisition opportunities with significant exploration and development potential.

      The Company utilizes, from time to time, forward sales contracts and commodity swaps on portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from oil and natural gas price increases, should they occur. The Company has entered into forward sales and swap arrangements with respect to approximately 19% of its estimated natural gas production through May 1998 at a weighted average price of $2.36 per Mcf. The Company has also hedged an additional 26% of its estimated natural gas production through March 1998 using a collar arrangement with a floor of $2.25 per Mcf and a ceiling of $3.00 per Mcf. Furthermore, the Company has hedged, through three-way options, 10% of its estimated first quarter 1998 natural gas production, with a maximum benefit of $.30 per Mcf if prices decline below an average floor of $2.71 per Mcf, and with no exposure if prices remain below an average ceiling of $3.93 per Mcf. The Company has also hedged approximately 17% of its estimated oil production through December 1998 using collar arrangements  with  weighted  average floors  of  $18.21  per  Bbl  and weighted average ceilings of $23.08 per Bbl. The production percentages reflected assume current production rates. As a result of hedging activities, the Company recognized an increase in oil and gas sales revenue of $102,000 for the three months ended September 30, 1997 and a decrease in oil and gas sales revenue of $6.7 million for the nine months ended September 30, 1997.

     On October 22, 1997, the Company completed its mergers with Edisto Resources Corporation (ASE:EDT) and Convest Energy Corporation
(ASE:COV). As a result of the mergers, the Company will issue 2,829,913 shares of common stock at a value of $34.96 per share.

      Management believes that cash flows from operations and borrowing capacity under the Company's Senior Credit Facility will be adequate to meet currently anticipated liquidity needs, including funding the Company's financial obligations and capital expenditure program.

New Accounting Pronouncements

      In February 1997, The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS 128"). SFAS 128 specifies new standards for the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 is intended to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, by revising the disclosure requirements to provide more consistent and meaningful information and by increasing the comparability of EPS data on an international basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 effective December 31, 1997 and will restate EPS for all periods presented. In September 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of reporting and display of comprehensive income and its components. In September 1997, the FASB also issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting operating and geographic segments and the type and level of financial information to be discussed about those segments. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997.

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

Part II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

         2.1   --   Amended and Restated Agreement and  Plan of  Merger
                    dated   as  of  July  15,  1997,  by  and among the
                    Company,  EDI-Sub,  Edisto  and  Convest (filed  as
                    Exhibit 2.1 to the Registration Statement on Form S-
                    4, Amendment No. 1, filed on September 2, 1997, and included herein by reference (File No. 333-31675))

        11.1   --   Computation of Earnings per Share

        27     --   Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     September 30, 1997.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Miami, State of Florida, on the 12th day of November, 1997.

                              FORCENERGY INC




                         By:  /s/ E. Joseph Grady
                              ----------------------------------------
                              E. Joseph Grady
                              Vice President - Chief Financial Officer