Form 10-K
period 1997-12-31
FORCENERGY INC
filed 1998-03-25
CIK 946140

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________

                         COMMISSION FILE NUMBER 0-26444

                                 FORCENERGY INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                          65-0429338
   (State of other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

         2730 S.W. 3RD AVENUE
              SUITE 800
            MIAMI, FLORIDA                                         33129-2356
(Address of principal executive offices)                           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 856-8500

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                           WHICH REGISTERED
             -------------------                        ------------------------
   Common Stock, per value $0.1 per share               New York Stock Exchange
       Preferred Share Purchase Rights                  New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----     -----
         Indicate by checkmark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

         As of March 13, 1998, there were outstanding 25,513,102 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $384.1 million.

===============================================================================

                                    FORM 10-K
                                 FORCENERGY INC

                                TABLE OF CONTENTS


  ITEM                                       PART I                                                        PAGE
  ----                                       ------                                                        ----
   1    BUSINESS.........................................................................................     1
   2    PROPERTIES.......................................................................................    10
   3    LEGAL PROCEEDINGS................................................................................    12
   4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................    12

                                            PART II
                                            -------

   5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.......................................................................................    12
   6    SELECTED FINANCIAL DATA..........................................................................    13
   7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................................................    14
   8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................    19
   9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................................................    19

                                            PART III
                                            --------

  10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................    19
  11    EXECUTIVE COMPENSATION...........................................................................    19
  12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................    19
  13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................    19

                                             PART IV
                                             -------

  14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................................    20

        GLOSSARY OF OIL AND GAS TERMS....................................................................    24


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-K, including without limitation, statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 1998 and thereafter, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III hereof.

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

         Forcenergy has experienced significant growth in the last seven years, primarily through the exploitation, enhancement and development of acquired producing properties in the Gulf of Mexico and the 1996 acquisition of producing properties in the Cook Inlet, Alaska area. At December 31, 1997, Forcenergy had net proved reserves of approximately 121.5 MMBOE, 59% of which were located in the Gulf of Mexico and 19% of which were located in Alaska. Approximately 48% of the Company's net proved reserves on such date were oil and approximately 75% of proved reserves were classified as proved developed. The Company currently operates approximately 74% of its Gulf of Mexico production. The Company's primary focus is its Gulf of Mexico and Alaska activities. However, the Company has also acquired interests in certain undeveloped international leasehold acreage, primarily in Gabon, Africa and Australia.

STRATEGY

         GULF OF MEXICO. The Company's business strategy is to increase reserves and cash flows primarily through the exploration, exploitation and development of its producing properties while also selectively acquiring additional properties with the same type of upside potential. Management believes it has assembled a three to five year inventory of development, exploitation and exploratory drilling opportunities in the Gulf of Mexico predominantly on acreage currently held by production. Most of the prospects comprising this inventory are located in fields which have prolific production histories and which the Company believes, based on the past success of Forcenergy and other industry participants in applying 3-D technology to mature producing properties, will yield additional reserves through the application of modern exploration and development technologies. Forcenergy believes that it's high quality asset base positions it for future growth through a continuing program of further development through selective exploitation and exploratory drilling and through the enhancement of production through workovers and recompletions. Forcenergy emphasizes the use of 3-D seismic and computer-aided exploration technology, together with geologic and engineering studies of its properties, to evaluate and prioritize drilling prospects. Focusing drilling activities on producing properties in a relatively concentrated area in the Gulf of Mexico permits Forcenergy to utilize its base of geological, engineering and production experience in the region to maximize its drilling success and to minimize finding and development costs. Furthermore, Forcenergy's concentration of drilling activities on its producing properties allows the utilization of existing infrastructure which greatly reduces incremental lease operating expenses and capital costs associated with new production facilities and minimizes timing delays in commencing production. Forcenergy plans to continue to pursue acquisitions of working interests in producing properties that offer further development potential and provide operating synergies with existing properties.

         Forcenergy prefers to operate its Gulf of Mexico properties because functioning in that capacity positions it to more effectively manage production performance and operating expenses and allows it to control the timing and amount of capital expenditures. As of December 31, 1997 Forcenergy operated 111 structures and 501 wells in the Gulf of Mexico, and believes that the operating expertise and experience of its personnel have been instrumental in its ability to enhance and improve production rates and cash flows. Of particular importance, a significant portion of the drilling prospects Forcenergy expects to pursue during the next three to five years are accessible from existing production facilities operated by the Company.

         COOK INLET, ALASKA. Since its discovery, oil and gas activities in the Cook Inlet area have been dominated by major oil companies, which have reduced their activity in the region in recent years as they have refocused their Alaskan efforts mainly to the North Slope (Prudhoe Bay). Forcenergy's business strategy in the Cook Inlet area is to increase production and cash flow through the exploitation of existing producing properties as well as expanding its presence in the Cook Inlet area through selective exploration on undeveloped leases. Forcenergy believes that it has assembled a high quality, producing asset base with exploitation potential as well as the fifth largest exploratory lease position in the State of Alaska, both of which will give Forcenergy an opportunity to add significant new reserves through drilling. Forcenergy recently completed the largest proprietary 3-D seismic survey in Cook Inlet, Alaska and additional 3-D seismic data is being acquired to identify additional drilling prospects. Forcenergy believes that it will be able to economically exploit opportunities previously not pursued by the major oil companies by utilizing proprietary 3-D seismic data, smaller, less capital intensive offshore production facilities and other methods that have proven successful in the Company's operations in the Gulf of Mexico. The Company plans an active development and exploration program for the Cook Inlet for at least the next two to three years.

         INTERNATIONAL. Forcenergy's international business strategy is aimed at achieving significant reserve growth through participation in selected high risk, high reward exploration projects. The Company also reviews international producing property acquisition opportunities that might provide an operating base from which it could apply its corporate strategy of finding and developing additional reserves on producing properties through the use of advanced technologies. Forcenergy presently holds exploratory acreage offshore Gabon, West Africa and onshore and offshore Australia.

TECHNOLOGY

         Forcenergy utilizes advanced technology in its exploration and development activities in order to reduce drilling risks and finding costs and to more effectively prioritize drilling prospects based on return potential. The Company currently has acquired 1,500 square miles of 3-D seismic surveys on 185 of its 197 offshore Gulf of Mexico lease blocks and 1,630 square miles on other Gulf of Mexico blocks in which it currently does not own an interest. Forcenergy also owns approximately 140,000 linear miles of high quality 2-D seismic data on Gulf of Mexico blocks. Approximately 191 square miles of 3-D seismic data has been recently acquired in the Cook Inlet, Alaska. Additionally, the Company has acquired 973 square miles of 3-D seismic on its exploratory Gryphon Marin concession in Gabon, Africa. The use of the 3-D seismic data has enabled the Company to identify multiple development and exploratory prospects in mature producing fields which were not identified through earlier technologies. Forcenergy's professional staff includes 24 geoscientists experienced in interpreting 3-D data, and Forcenergy has invested in 26 networked Landmark geophysical workstations.

1997 DRILLING ACTIVITY

         During 1997, Forcenergy continued to focus on increasing reserves and cash flow by targeting development, and exploration prospects on recently acquired properties, with the opportunities developed in most cases through the use of 3-D seismic data. During 1997, Forcenergy spent $287.2 million on capital drilling expenditures, including $12.1 million in capitalized internal costs $22.1 million in undeveloped leasehold costs and $26.8 million on geological and geophysical costs.

         GULF OF MEXICO. The Company spent approximately $222.1 million in the Gulf of Mexico during 1997. Nine of nine development wells and twenty-one of thirty-five exploratory wells drilled proved successful. The most significant activity centered around the exploitation and development of producing properties. Two successful development wells were drilled at the South Marsh Island 106/115 fields (100% working interest). An exploratory well in the High Island 470 field (100% working interest) was successfully completed. Additionally one development and one exploratory well were completed in the South Marsh Island 6/10/11/18/19/285 Complex (100% working interest). At the High Island 280/286 Complex (100% working interest) an exploratory well was completed Two successful exploratory wells were completed in the non-operated South Timbalier 148 Field (15.5% working interest) and two exploratory wells were completed at the High Island 551/552 fields (100% working interest). Forcenergy's Gulf of Mexico drilling program added an estimated 18.2 MMBOE to the proved reserve base during 1997.

                  COOK INLET, ALASKA. Forcenergy recently completed a successful exploitation well in the 100% owned West McArthur River Field that increased field production by approximately 490 BOPD, net to the Company. The Company is currently drilling a second development well at West McArthur River. During 1997 the Company also participated in the drilling of 3 of 3 successful development wells and 2 recompletions in the Trading Bay and McArthur River fields and spent approximately $6.8 million on 3-D seismic data to identify additional drilling prospects, including the West McArthur River Field and the Redoubt Shoal prospect.

         INTERNATIONAL. In December 1997 and January 1998, the Company drilled two exploratory dry holes on its Phenix Marin concession located offshore Gabon, West Africa. Additional exploratory opportunities in deeper waters have been identified within the Phenix Marin concession and Forcenergy is currently evaluating future plans for that concession. Forcenergy and its 50% partner on the Gryphon Marin concession recently acquired a large-scale proprietary 3-D seismic survey over the offshore concession north of the Phenix Marin concession. Forcenergy believes that numerous drilling opportunities will be generated from the information obtained through this 3-D survey. The Company is also evaluating the potential of the northern portion of the Gryphon Marin concession where a recent discovery approximately 7 miles from Forcenergy's concession was announced.

ADDITIONAL FUTURE PROJECTS

         In addition to the activity described above, Forcenergy has identified a substantial inventory of additional exploitation, development, exploratory, workover and recompletion projects on its existing offshore Gulf of Mexico and Alaska properties which it may undertake over the next three to five years. Many of these projects are currently being reviewed by Forcenergy's geoscientists utilizing 3-D seismic data acquired in the last three years. During 1998, Forcenergy plans to drill approximately 30 exploratory wells and 15 development wells offshore Gulf of Mexico. The Company also anticipates that it will drill two development and four exploratory wells in the Cook Inlet, Alaska area during 1998. Forcenergy recently completed the largest proprietary 3-D seismic survey in Cook Inlet, Alaska and additional 3-D seismic data is being acquired to identify additional drilling prospects.

         Forcenergy's 1998 capital expenditure budget is expected to approximate $195 million. Forcenergy currently plans to dedicate approximately 10-15% of its 1998 capital budget to international prospects to expose the Company to high potential opportunities. See "Forcenergy Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACQUISITIONS

         During 1997, Forcenergy spent in the aggregate approximately $220.5 million in cash and common stock on several acquisitions including, (1) Great Western Resources, Inc., an independent oil and gas company ("Great Western Acquisition")in January 1997, (2) interests in certain producing crude oil properties in the West McArthur River Field, located in Cook Inlet, Alaska from Stewart Petroleum Company (the "Stewart Acquisition")in June 1997, (3) Convest Energy Corporation and Edisto Resources Corporation, independent oil and gas companies ("Convest/Edisto Mergers") in October 1997 and (4) various working interests in other oil and gas properties in the Gulf of Mexico, the Permian Basin, and onshore Louisiana. These mergers and acquisitions are discussed in more detail in the following paragraphs.

         GREAT WESTERN ACQUISITION. In January 1997, Forcenergy acquired all of the outstanding stock of Great Western for approximately $48.3 million. Great Western had oil and gas operations located primarily in the onshore Gulf Coast regions of Louisiana and Texas and offshore Gulf of Mexico. Great Western's highest value asset was South Marsh Island 18, which is strategically located adjacent to Forcenergy's South Marsh Island 6/10/11 Complex holdings. Net proved reserves associated with this acquisition totalled approximately 33.2 Bcf at the acquisition date.

         STEWART ACQUISITION. In June 1997, Forcenergy acquired a 97.75% working interest in the West McArthur River Field, located in Cook Inlet, Alaska from Stewart Petroleum Company for $18.7 million and assumed operations of the field. In October 1997, the Company increased its working interest in this field to 100%. Total reserves acquired were estimated to be 3.5 MMBbls at the acquisition date.

         CONVEST/EDISTO MERGERS. In October 1997, the Company acquired all of the outstanding common stock of Convest and Edisto. Forcenergy issued approximately 2.8 million shares of common stock, valued at $34.96 per share or approximately $98.9 million, under terms of the merger agreements. Through the mergers, the Company acquired an average 30% working interest in 43 Gulf of Mexico lease blocks as well as additional interests onshore in the Bluebell/Altamont and Culp Draw fields. Estimated proven reserves were 6.3 MMBbls and 37.6 Bcf at the acquisition date.

         OTHER WORKING INTEREST ACQUISITIONS. During 1997 the Company completed several other smaller acquisitions primarily in producing Gulf of Mexico properties for a total of $30.3 million. Net proven reserves acquired in these transactions totaled an estimated 5.7 MMBbls and 11.7 Bcf of natural gas as of the dates of acquisition.

         Also, in December 1996 Forcenergy acquired the 48% average working interest of Marathon Oil Company ("Marathon") in the McArthur River Field (Trading Bay Unit) and Marathon's 50% interest in the Trading Bay Field, both in the Cook Inlet, Alaska and Marathon's 0.05% working interest in the Prudhoe Bay Unit for $107.8 million. Net proved reserves totaled approximately 25.9 MMbbls of oil at acquisition.

GULF OF MEXICO PROPERTIES

         Forcenergy currently holds working interests in 197 federal offshore and state lease blocks located in the Gulf of Mexico and Gulf Coast, including a 100% working interest in 44 of these blocks and a 50% or greater working interest in 29 other blocks, and operates 54 of the producing blocks representing 74% of its current Gulf of Mexico/Gulf Coast production. The following table lists the average working interest, net proved reserves and the operator for Forcenergy's 16 largest offshore Gulf of Mexico properties, comprising approximately 78% of Forcenergy's net proved reserves in the Gulf of Mexico and 59% of Forcenergy's total net proved reserves, as of December 31, 1997:


                                                                    ESTIMATED NET PROVED RESERVES AT
                                                                             DECEMBER 31, 1997
                                                                       ---------------------------
                                                     AVERAGE             OIL      NATURAL GAS    TOTAL
                                                 WORKING INTEREST      (MMBLS)       (MMCF)      (MMBOE)      OPERATOR
                                                 ----------------      -------    -----------    -------     -----------
South Marsh Island
     6/10/11/18/19/285 Complex:................       100%              2,222        46,667      10,000      Forcenergy
South Pass 24 Field............................        71%              6,507        14,645       8,948      Third Party
South Marsh Island 137 Field,
     Block 136/137.............................       100%              1,228        21,854       4,870      Forcenergy
High Island A-467 Field........................       100%                 60        26,199       4,427      Forcenergy
South Marsh Island Block 106 North
     And Block 106 South/Block 115.............       100%              2,171        12,935       4,327      Forcenergy
West Cameron 205 Field.........................       100%                203        23,289       4,085      Forcenergy
High Island A-280 Field........................       100%                 54        18,459       3,131      Forcenergy
High Island A-552 Field........................                           421        13,997       2,751      Forcenergy
East Cameron 14 Field..........................        50%                358        11,686       2,306      Forcenergy
High Island 195 Field..........................        24%                 48        13,473       2,294      Third Party
South Timbalier 176 Field, Block 148...........        16%                298         9,804       1,932      Third Party
Ship Shoal 26 Field............................       100%                275         7,735       1,564      Forcenergy
Chandeleur 25 Field............................       100%                  -         8,983       1,497      Forcenergy
Grand Isle 76 Field............................       100%                117         6,766       1,245      Forcenergy
Mustang Island 746 Field.......................       100%                102         6,131       1,124      Forcenergy
Mustang Island 754.............................       100%                  5         6,110       1,023      Forcenergy

ALASKA PROPERTIES

         Forcenergy currently holds an average 48% working interest in the McArthur River Field (Trading Bay Unit) and a 50% working interest in the Trading Bay Field located in the Cook Inlet area, both non-operated properties. Forcenergy also owns a 100% working interest in the operated West McArthur River Field located in the Cook Inlet. These fields had estimated net proved reserves of 23.6 million barrels of oil and comprised approximately 19% of Forcenergy's total estimated net proved reserves at December 31, 1997, despite an 11 million barrel price-related downward revision in the Alaska reserves at the end of 1997. The revision made by the Company's outside reservoir engineers resulted from a technical reduction in the economic life of the fields caused by the steep decline in oil prices at the end of 1997.

         In December 1996, Forcenergy entered into an alliance with Union Oil Company of California ("Unocal") to jointly pursue lease sale activities and to further develop existing alliance properties in the Cook Inlet. Under the agreement Forcenergy expects to expend on behalf of the alliance up to $30 million in the next four years on lease acquisition and development and exploratory drilling on prospects generated as a result of this alliance. It also provides Forcenergy access to Unocal's geologic and geophysical data base in the Cook Inlet, including approximately 37,000 linear miles of 2-D seismic data and 6,000 square miles of 3-D seismic data. The agreement provides that Forcenergy and Unocal shall each contribute technical staff to the alliance in a joint effort to identify development prospects in and around existing alliance properties in the Cook Inlet as well as exploratory opportunities in the area. Forcenergy has identified a number of prospects that will be further evaluated for drilling potential. During 1997, Forcenergy expended approximately $6.8 million for the acquisition of seismic data and in 1996 Forcenergy also acquired a 50% interest in 17 State of Alaska lease tracts for approximately $1.7 million in conjunction with the Unocal alliance. Through the Unocal alliance, the Marathon and Stewart acquisitions and several other smaller property acquisitions, Forcenergy has assembled the fifth largest exploratory lease acreage position in the State of Alaska. An extensive 3-year exploratory program is currently underway in the Inlet.

ONSHORE PROPERTIES

         Forcenergy owns working and royalty interests in approximately 3,159 producing oil and gas wells in 1,088 fields in the Rocky Mountain, Gulf Coast, Permian Basin and Appalachian regions of the United States. Management believes that Forcenergy's stable reserve base of long-lived, primarily non-operated, onshore properties complements the Gulf of Mexico and Alaska operations by providing an additional source of cash flow that requires limited management involvement. Forcenergy's onshore properties accounted for approximately 22% of estimated net proved reserves at December 31, 1997. Capital expenditures on onshore properties were not significant during 1997.

TITLE TO PROPERTIES

         As is customary in the oil and natural gas industry, the Company makes only a cursory review of title to farmout acreage and to onshore undeveloped oil and natural gas leases upon execution of the contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. The Company performs complete reviews of title to federal and state offshore lease blocks prior to acquisition. To the extent title opinions or other investigations reflect material title defects, the seller of the property, rather than the Company, is typically responsible for curing any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on undeveloped properties, the Company could suffer a loss of its entire investment in the leasehold. The Company has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Substantially all of the Company's oil and natural gas properties are and will continue to be mortgaged to secure borrowings under the Company's bank loan agreement (the "Senior Credit Facility").

ABANDONMENT COSTS

         Forcenergy is responsible for the costs associated with the plugging of wells, the removal of facilities and equipment and site restoration on its oil and gas properties, pro rata to its working interest. The Company provides for expected future abandonment liabilities by accruing for such costs as a component of depletion, depreciation and amortization as production occurs. As of December 31, 1997, total undiscounted abandonment costs estimated to be incurred were approximately $108.1 million for properties in federal and state waters. For onshore properties, salvage values received for equipment are usually sufficient to offset the abandonment costs. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rates, and changes in environmental laws and regulations. No significant abandonment costs are anticipated to be incurred in 1998.

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

         Most of the Company's production is transported through gas gathering systems and oil and gas pipelines that are not owned by the Company. Transportation space on such gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to such facilities or due to such space being utilized by other companies with priority transportation agreements. Forcenergy's access to transportation options can also be affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the Federal Energy Regulatory Commission ("FERC") has issued a series of orders which have altered significantly the marketing and transportation of natural gas (See "Government Regulation"). The effect of these orders to date has been to enable producers such as the Company to market their natural gas production to purchasers other than the interstate pipelines located in the vicinity of their producing properties. While the Company has not experienced any inability to market its production, if transportation space is restricted or is unavailable, the Company's cash flow could be adversely affected.

         The Company utilizes various financial instruments to hedge portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. See Note 8 to the Company's Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

         The Oil Pollution Act of 1990 and regulations promulgated pursuant thereto ("OPA") impose a variety of obligations on "responsible parties" with respect to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a facility or vessel that could be the source of an oil spill. For offshore facilities, the responsible party is the lessee or permittee or holder of a right of use and easement (granted under applicable state law or the Outer Continental Shelf Lands Act "OCSLA") of the area in which the offshore facility is located. The OPA assigns liability to each responsible part for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf facility must pay all spill removal costs incurred by a federal, state or local government. The OPA establishes a liability limit (subject to indexing) for offshore facilities of all removal costs plus $75,000,000. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction, or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA.

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

         The Company maintains insurance coverages which it believes are customary in the industry, although it is not fully insured against many environmental risks. Although the Company has not experienced any material adverse effect from compliance with environmental requirements, nor is it aware of any material environmental claims existing at December 31, 1997, there is no assurance that material costs relating to environmental matters will not be incurred in the future.

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

         Certain operations the Company conducts are on federal oil and gas leases, which the MMS administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, Army Corps of Engineers and Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has issued regulations restricting the flaring or venting of natural gas, and proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

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

OFFICES

         Forcenergy currently leases approximately 12,600 square feet of office space in Miami, Florida, where its principal offices are located, approximately 26,000 square feet in New Orleans, Louisiana, approximately 9,900 square feet in Houston, Texas, approximately 8,500 square feet in Anchorage, Alaska, and approximately 851 square feet in Lafayette, Louisiana.

EMPLOYEES

         As of February 28, 1998, Forcenergy had 275 full time employees, 31 of whom are located at the Company's headquarters in Miami, Florida and 114 of whom are located at the Company's regional offices in New Orleans, Lafayette and Intracoastal City, Louisiana, Houston, Texas, and Anchorage, Alaska. One hundred and thirty employees work offshore in the Gulf of Mexico. None of Forcenergy's employees are represented by a labor union.

ITEM 2.   PROPERTIES

ACREAGE DATA

         The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold, mineral or other interest at December 31, 1997. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.


                                                             DEVELOPED ACRES             UNDEVELOPED ACRES
                                                         ------------------------    -------------------------
                                                           GROSS           NET         GROSS            NET
                                                         ----------      -------     ----------     -----------
         Offshore - Gulf of Mexico.................        596,085       261,268        129,709         70,312
         Offshore - Cook Inlet  Alaska.............         69,381        33,072        149,009         92,047
         Onshore - United States...................      1,015,426       151,637        383,464         95,861
         Australia.................................          1,000           500     32,786,623     15,314,356
         Offshore - Gabon, Africa..................         --                --      3,082,428      1,882,428
                                                         ---------       -------     ----------     ----------
           Total...................................      1,681,892       446,477     36,531,233     17,455,004
                                                         =========       =======     ==========     ==========

OIL AND GAS RESERVES


         The following table summarizes the estimates of the Company's historical net proved reserves as of January 1, 1998 and the present values attributable to those reserves on such date using constant prices and operating costs as of the valuation date, discounted at a rate of 10% per annum, in accordance with Securities and Exchange Commission ("Commission") guidelines. The reserve data and present values as of January 1, 1998 for the onshore properties, the Alaska properties and a small portion of the offshore properties have estimated by Netherland, Sewell & Associates, Inc., independent petroleum engineering consultants. The reserve data and present values as of January 1, 1998 for the majority of the offshore properties have been estimated by the Company and the reserve data has been audited by Collarini Engineering Inc., independent petroleum engineering consultants.


                                                                        As of January 1, 1998
                                                                        ---------------------
NET PROVED RESERVES:
Liquids(Mbbls)(1)........................................................        58,043
Natural gas (Mmcf).......................................................       380,761
         Total (MBOE)....................................................       121,503
Present value of future net revenues before income taxes (thousands).....      $636,419
Standardized measure of discounted future net cash flows (thousands)(2)..      $595,198

--------------------

         (1) Includes crude oil, condensate and natural gas liquids.

         (2) The standardized measure of discounted future net cash flows represents the present value of future net revenues after income taxes discounted at 10% in accordance with Statement of Financial Accounting Standards No. 69.

         Since January 1, 1997, the Company has not filed any estimates of proved oil and gas reserves with any federal authority or agency other than with the Commission.

DRILLING ACTIVITY

         The following table sets forth the drilling activity of the Company on its properties for the twelve month periods ended December 31, 1997, 1996 and 1995.


                                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                           1997                 1996                 1995
                                                   ------------------------------------------------------------
                                                    GROSS       NET       GROSS       NET       GROSS       NET
                                                   ------       ---       -----       ---       -----       ---

        OFFSHORE DRILLING ACTIVITY:
--------------------------------------------
Development:
    Oil.....................................          5         3.7         11       10.4          8        5.9
    Gas.....................................          6         4.1          8        5.7          2        1.7
    Non productive..........................          -           -          1         .2          -          -
                                                     --        ----         --       ----        ---        ---
         Total..............................         11         7.8         20       16.3         10        7.6
                                                     ==        ====         ==       ====        ===        ===

Exploratory:
    Oil.....................................          -           -          5        4.4          5         5.0
    Gas.....................................         21        13.2          2        1.3          2         1.5
    Non productive..........................         15        12.2          4        1.4          2         2.0
                                                     --        ----         --       ----        ---         ---
         Total..............................         36        25.4         11        7.1          9         8.5
                                                     ==        ====         ==       ====        ===         ===

         ONSHORE DRILLING ACTIVITY:
--------------------------------------------
Development:
    Oil.....................................         10         4.5          4        2.0          2         0.1
    Gas.....................................          2          .8          -          -                      -
    Non productive..........................          2          .8          -          -          -           -
                                                     --        ----         --       ----        ---         ---
         Total..............................         14         6.1          4        2.0          2         0.1
                                                     ==        ====         ==       ====        ===         ===

Exploratory:
    Oil.....................................          3         2.4          -          -          -           -
    Gas.....................................          3         1.0          -          -          1         0.5
    Non productive..........................          7         4.0          1         .2          3         2.0
                                                     --        ----         --       ----        ---         ---
         Total..............................         13         7.4          1         .2          4         2.5
                                                     ==        ====         ==       ====        ===         ===


PRODUCTIVE WELLS

         The following table sets forth the number of productive oil and gas wells in which the Company owned a working interest at December 31, 1997:


                                                                TOTAL PRODUCTIVE WELLS
                                                                ----------------------
                                                                 GROSS            NET
                                                                -------          -----
        Oil............................................           2,774          1,008
        Gas............................................             815            288
                                                                -------        -------
             Total.....................................           3,589          1,296
                                                                =======        =======


         Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. The Company has only 21 wells that are completed in more than one producing horizon; those wells have been counted as single wells.

ITEM 3.   LEGAL PROCEEDINGS

         Forcenergy is not a party to, nor are any of its properties subject to, any pending legal proceedings that in the opinion of management, are likely to have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "FEN". Prior to June 18, 1997, the Company's stock was quoted on the NASDAQ National Market (the "NASDAQ") under the symbol "FGAS". The following table sets forth, for the periods indicated, the range of closing high and low prices of the common stock as reported by the NYSE and the NASDAQ.


                                                                         HIGH          LOW
                                                                       --------      -------
      1996
           First Quarter...........................................    $  11.69      $ 10.50
           Second Quarter..........................................    $  19.25      $ 11.63
           Third Quarter...........................................    $  24.88      $ 17.75
           Fourth Quarter..........................................    $  37.50      $ 22.88

      1997
           First Quarter...........................................    $  37.13      $ 25.38
           Second Quarter..........................................    $  35.13      $ 27.13
           Third Quarter...........................................    $  38.81      $ 26.75
           Fourth Quarter..........................................    $  39.00      $ 25.19



         At March 2, 1998, the Company had 3,876 shareholders of record of its common stock. The Company estimates that an additional 7,500 shareholders hold the Company's common stock in street name.

FORCENERGY AB ACQUISITION

         On December 19, 1997 Forcenergy made a public tender offer for all of the outstanding shares of Forcenergy AB ("FAB"). The transaction was approved by Forcenergy shareholder vote on March 17, 1998. On March 20, 1998 more than 97% of the outstanding common shares of FAB had been tendered in connection with the offer. All conditions of the offer have been met and delivery of Forcenergy common stock or Swedish Depository Receipts for Forcenergy Inc. common stock in exchange for such tendered shares is expected to be made on March 31, 1998. Forcenergy will issue approximately 7.9 million shares of common stock pursuant to the offer.

         FAB, was formed in 1990 to provide capital for Forcenergy's oil and gas operations in the United States. FAB currently owns 8,740,486 shares of Forcenergy common stock representing a 34% interest, its only significant asset. The 8,740,486 Forcenergy shares currently owned by FAB will be controlled by Forcenergy and for accounting purposes, will no longer be considered outstanding.

DIVIDEND POLICY

         Certain covenants set forth in the Company's Senior Credit Facility and the 9 1/2% and 8 1/2% Senior Subordinated Notes restrict and/or limit the ability of the Company to pay cash dividends. The Company does not contemplate the payment of any cash dividends in the near future.

ITEM 6.   SELECTED FINANCIAL INFORMATION

         The following table sets forth selected historical financial data for the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements included elsewhere in this report. Per share data has been restated for all years presented in accordance with Statement of Financial Accounting Standard No. 128 "Earnings Per Share".


                                                               FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                   1997         1996         1995         1994          1993
                                               -----------  -----------   ---------    ----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
REVENUES:
     Oil and gas sales (1)...................  $   281,690  $   138,698   $   72,147   $   58,354   $   49,652
     Other (1)...............................        2,495          683          494          388          441
                                               -----------  -----------   ----------   ----------   ----------
                                                   284,185      139,381       72,641       58,742       50,093
                                               -----------  -----------   ----------   ----------   ----------
EXPENSES:
     Lease operating.........................       77,174       38,786       24,507       23,744       16,632
     Depletion, depreciation and amortization      313,347       58,464       31,295       24,572       19,889
     Production taxes........................        4,791        3,454        1,868        1,701        1,560
     General and administrative..............       15,244        7,971        5,670        6,463        3,166
                                               -----------  -----------   ----------   ----------   ----------
                                                   410,556      108,675       63,340       56,480       41,247
                                               -----------  -----------   ----------   ----------   ----------
INCOME FROM OPERATIONS.......................     (126,371)      30,706        9,301        2,262        8,846
Interest and other income (loss).............        3,354          650         (561)         789          545
Interest expense, net of amounts capitalized.      (32,422)     (13,367)     (11,668)      (9,529)      (6,192)
                                               -----------  ----------- ------------   ----------   ----------
Income (loss) before income taxes............     (155,439)      17,989       (2,928)      (6,478)       3,199
Income tax (provision) benefit (2)...........       20,621       (6,711)       1,075        2,403       (2,337)
Minority interest............................           --           --           --           --          107
                                               -----------  -----------   ----------   ----------   ----------
Net income (loss) (2)........................  $  (134,818) $    11,278   $   (1,853)  $   (4,075)  $      755
                                               ===========  ===========   ==========   ==========   ==========
NET INCOME (LOSS) PER SHARE:
    Basic....................................  $    (5.83)  $       .60         (.14)        (.50)
                                               ==========   ===========   ==========   ==========
    Diluted..................................  $    (5.83)  $       .57         (.14)        (.50)
                                               ==========   ===========   ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic....................................       23,142       18,934       12,910        8,188
    Diluted..................................       23,142       19,672       12,910        8,188
UNAUDITED PRO FORMA DATA (2):
    Income before income taxes, including
      minority interest......................                                                       $    3,092
    Income tax provision.....................                                                       $   (1,207)
    Net income...............................                                                       $    1,885
                                                                                                    ==========
    Net income per share.....................                                                       $      .29
                                                                                                    ==========
    Weighted average shares outstanding:.....
      Basic..................................                                                            6,520
      Diluted................................                                                            6,520


                                                                       AS OF DECEMBER 31,
                                               ----------------------------------------------------------------
                                                   1997         1996         1995         1994          1993
                                               -----------  -----------   ---------    ----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
    Working capital (deficit)...............   $   (12,894)  $    8,035   $  (11,775)    $  5,445    $   1,865
    Total assets............................       824,230      585,925      335,090      220,287      187,786
    Total liabilities.......................       609,239      336,989      180,129      149,226      144,450
    Long-term debt..........................       506,564      272,932      130,729      131,646      127,234
    Stockholders' equity....................       214,991      248,936      154,961       71,061       43,336

         (1) Natural gas liquid revenues for 1994 and 1993 have been reclassified from other revenues to oil and gas sales for consistent presentation with 1997, 1996 and 1995 revenues.

         (2) Prior to September 14, 1993, the Company was exempt from United States federal and certain state income taxes as a result of its partnership status. The unaudited pro forma data reflects the income tax expense that would have been recorded had the Company not been exempt from paying such income taxes. Net income per share data for 1993 is described as unaudited pro forma because of the Company's former partnership status.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year of the three-years in the period ended December 31, 1997 and should be read in conjunction with the financial statements of the Company appearing elsewhere in this report.

RESULTS OF OPERATIONS

OPERATIONS

         The following table sets forth the Company's historical operations production data during the periods indicated (production in thousands):


                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                1997              1996             1995
                                                              ---------         --------         ------
         Production:
           Liquids (Mbbls) (1)............................        8,210            4,006             2,343
           Natural gas (MMcf).............................       57,737           32,738            21,112
           Total (MBOE)...................................       17,833            9,462             5,862
         Average realized sales prices (2):
           Oil (per Bbl)..................................    $   17.57         $  17.07         $   17.23
           Plant products (per Bbl).......................        13.57            14.96             10.00
           Liquids (1)....................................        17.34            16.93             16.46
           Natural gas (per Mcf)..........................         2.41             2.16              1.59
         Expenses (per BOE):
           Lease operating................................    $    4.33         $   4.08         $    4.20
           Production taxes...............................          .27              .36               .30
           Depletion, depreciation and amortization (3)...         6.36             6.18              5.28
           General and administrative, net................          .85              .84               .96

         -------------
         (1) Includes crude oil, condensate and natural gas liquids.
         (2) Net of effects of hedging.
         (3) Does not include $200 million impairment provision recorded in the fourth quarter of 1997.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

           OPERATING AND NET INCOME/LOSS. The Company recorded an operating loss of $126.4 million for the year ended December 31, 1997, compared to the $30.7 million operating income reported for the prior year. Net loss for 1997 was $134.8 million compared to net income of $11.3 million in 1996. The decline in operating income and net income is attributable to a $162.8 million ($200 million pre-tax) non-cash impairment of oil and gas assets recorded pursuant to full cost accounting rules mandated by the Securities and Exchange Commission. Excluding the impairment provision, operating income would have been $73.6 million, a 140% increase over 1996, that was attributable to higher production volumes and higher commodity prices received during 1997.

           PRODUCTION. The Company's net liquids production rose to 8,210 MBbls for the year ended December 31, 1997 from 4,006 MBbls in 1996, an 105% improvement. Net gas production increased to 57,737 MMcf in 1997, a 76% increase over the 32,738 MMcf produced last year. On an equivalent unit basis, 1997 oil and gas production increased to 17,833 MBOE, 88% more than the 9,462 MBOE produced during 1996. The increase in equivalent production resulted from new oil production in the Cook Inlet, Alaska area acquired in December 1996, from producing properties in the Gulf of Mexico acquired late 1996 and 1997, and from the success of the Company's late 1996 and 1997 drilling and workover programs.

           REVENUES. Revenues for 1997 year increased to $284.2 million, an 104% increase over $139.4 million in 1996, primarily because of higher production volumes and higher net realized prices. Average net realized liquid prices rose to $17.34 per Bbl in 1997, an 1% increase over the $16.93 per Bbl received in 1996. Average net realized gas prices rose to $2.41 per Mcf in 1997, a 12% increase over the $2.16 per Mcf reported in 1996.

           Average prices received for field production for 1997 were $17.95 per Bbl and $2.55 per mcf for oil and natural gas, respectively. After taking into account the effects of 1997 hedging activities entered into to guarantee a certain level of cash flow from production, specifically a $4.9 million reduction in oil revenue and a $5.8 million reduction in gas revenue, net realized prices were reduced to $17.34 per Bbl and $2.41 per Mcf for oil and natural gas, respectively. Average field prices for 1996 were $20.49 per Bbl of oil and $2.40 per Mcf of gas. After taking into account the effects of 1996 hedging activities entered into to guarantee a certain level of cash flow from production, specifically a $12.8 million reduction in oil revenue and a $7.7 million reduction in gas revenue, net realized prices were reduced to $17.07 per Bbl and $2.16 per Mcf for oil and natural gas respectively.

           LEASE OPERATING EXPENSES. Lease operating expenses were $77.2 million in 1997 compared to $38.8 million in 1996. On an equivalent unit of production basis, lease operating expenses increased to $4.33 per BOE in 1997 from $4.08 per BOE in 1996 an increase attributable to the higher costs in the non-operated Cook Inlet, Alaska fields. For the Gulf of Mexico properties, which are primarily operated fields, lease operating expenses per BOE were reduced by 16% to $3.22 in 1997 compared with $3.84 in 1996, due to increased production and to operating improvements.

           DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense increased to $313.3 million in 1997 from $58.5 million in for 1996, an increase primarily attributable to a $200 million non-cash impairment of oil and gas assets in the fourth quarter of 1997. Excluding the impairment provision, DD&A would have been $113.3 million compared to the $58.5 million in 1996, or $6.36 and $6.18 per BOE, respectively.

           GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense, net of overhead reimbursements and capitalized internal costs, was $15.2 million in 1997 compared with $8.0 million in 1996. This increase was attributable to the overall growth of the Company, including the opening of an Anchorage, Alaska office, expansion of the onshore exploration efforts through a new office in Houston, Texas and the establishment of an international exploration group during 1997. On a barrel equivalent basis, general and administrative expenses remained flat at $.85 per BOE and $.84 per BOE for 1997 and 1996, respectively.

           INTEREST AND OTHER INCOME. Interest and other income increased to $3.4 million in 1997 from $650,000 in 1996. The increase resulted primarily from $1.5 million attributable to the Company's equity in the earnings of Cook Inlet Pipeline Company, a 30% owned affiliate acquired in January 1997 as part of the acquisition of producing oil properties in the Cook Inlet area of Alaska.

            INTEREST EXPENSE. Interest expense, net of amounts capitalized, increased to $32.4 million in 1997, compared to the $13.4 million in 1996. The increase in interest expense was due primarily to increased debt levels. Interest rates were slightly higher in 1997 as borrowings under the Senior Credit Facility were repaid through issuance of fixed rate, long-term subordinated debt issued in late 1996 and early 1997.

           INCOME TAX PROVISION/BENEFIT. The Company recorded an income tax benefit in 1997 of $20.6 million compared to an income tax expense of $6.7 million in 1996. The benefit results from the $200 million non-cash impairment of oil and gas assets recorded in 1997. The recording of a valuation allowance for a portion of the deferred tax asset created by the year end impairment provision resulted in a reduction in the effective tax rate to 13.3% in 1997, from 37.3% in 1996. The effective rate is expected to be 38.3% for 1998.

COMPARISON OF THE YEARS  ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

         OPERATING AND NET INCOME. Operating income increased to $30.7 million for the year ended December 31, 1996, a 230% improvement compared to $9.3 million reported for 1995. Net income for 1996 rose to $11.3 million compared to a net loss of $1.9 million in 1995. The improvement in both operating income and net income/loss was attributable primarily to higher production volumes and higher net realized oil and gas prices.

         PRODUCTION. The Company's net liquids production rose to 4,006 Mbbls for the year ended December 31, 1996 from 2,343 Mbbls in 1995, a 71% improvement. Net gas production increased to 32,738 Mmcf in 1996, a 55% increase over the 21,112 Mmcf produced in 1995. On an equivalent unit basis, 1996 oil and gas production increased to 56,774 Mmcfe, 61% more than the 35,170 Mmcfe produced during 1995. The increase in both oil and gas production was attributable to new production from recent acquisitions of oil and gas properties as well as from successful drilling and workover programs begun in late 1995 and continuing through 1996.

         REVENUES. Revenues for the 1996 year increased to $139.4 million, a 92% improvement over the $72.6 million reported in 1995, primarily because of higher production volumes and higher net realized prices. Average net realized liquid prices rose to $16.93 per Bbl in 1996, a 3% increase over the $16.46 per Bbl received in 1995. Average net realized gas prices rose to $2.16 per Mcf in 1996, a 36% increase over the $1.59 per Mcf reported in 1995.

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

         LEASE OPERATING EXPENSES. Lease operating expenses were $38.8 million in 1996 compared to the $24.5 million in 1995, an increase primarily due to new fields acquired during 1995 and 1996 and to workover-type repair and maintenance activities in 1996. On an equivalent unit of production basis, expenses decreased to $.68 per Mcfe in 1996 from $.70 per Mcf in 1995, a decrease attributable primarily to increased production levels on existing properties during the latter part of 1996.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense increased to $58.5 million in 1996 from $31.3 million reported for 1995, an increase attributable to higher production levels and to an increase in the DD&A rate per unit of production to $1.03 per Mcfe, compared to $.88 per Mcf in 1995.

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

         INTEREST EXPENSE. Interest expense, net of amounts capitalized, increased to $13.4 million in 1996 compared to $11.7 million in 1995. The increase in interest expense is primarily due to higher debt levels during 1996.

         INCOME TAX PROVISION/BENEFIT. Income tax expense increased to $6.7 million in 1996, from a benefit of $1.1 million in 1995, due to the improvement in results of operations compared to 1995.

EARNINGS/LOSS PER SHARE

         During 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") and has restated all years presented in accordance therewith. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in earnings (see Notes 1 & 7 to the Company's financial statements). Basic loss per share was ($5.83) for 1997 calculated on weighted average shares outstanding of 23,142,504 shares. Diluted per share amounts were anti-dilutive in 1997. Basic and diluted earnings per share for 1996 were $.60 and $.57 per share calculated on 18,934,102 and 19,672,361 weighted average shares outstanding, respectively. Basic loss per share for 1995 was $(.14) per share calculated on 12,909,828 weighted average shares outstanding. Diluted per share amounts were anti-dilutive in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and private and public placements of debt and equity securities. The Company's primary sources of funds for each of the past three years were as follows:


                                                                      1997            1996             1995
                                                                   ----------       ---------        --------
Net cash provided by operating activities.....................     $ 177,621        $  65,228        $  28,574
Borrowings under the Senior Credit Facility...................       287,144          255,968           35,709
Repayments under the Senior Credit Facility...................      (253,512)        (250,091)         (38,666)
Net Proceeds from issuance of common stock....................         2,661           46,318           55,753
Issuance of long-term debt, net of expenses...................       193,414          169,114               --

         The Company had negative working capital of $12.9 million at December 31, 1997 compared to working capital of $8.0 million at December 31, 1996. The decrease in working capital was mainly attributable to an increase in accounts payable and accrued liabilities associated with the Company's fourth quarter 1997 drilling activities and, to a lesser extent, accrued interest on the subordinated notes. The decreases were partially offset by an increase in other current assets for prepayments for drilling activities, seismic data, and lease operations.

         Forcenergy generated approximately $177.6 million in cash from operations during 1997 compared to $65.2 million during 1996. Revenue increases from producing property acquisitions and success in the 1996/1997 drilling programs, and to a lesser extent, higher net realized oil and gas prices contributed to the increase in cash flow.

         Total capital expenditures were $496.9 million for 1997, including $220.5 million for acquisitions. Capital expenditures were funded by the Company's existing Senior Credit Facility, proceeds from the offering of 8 1/2% Senior Subordinated Notes and cash generated from operations. Expenditures for acquisitions include the issuance of approximately 2.8 million shares of common stock valued at approximately $98.9 million in consideration for the Convest/Edisto Mergers.

         Total long-term debt at December 31, 1997 was $506.6 million compared to $272.9 million at December 31, 1996. During February 1997, the Company completed a private placement of $200 million in 8 1/2% Senior Subordinated Notes priced at $99.338 for a yield to maturity of 8.6%. The Company received approximately $194.0 million in net proceeds, the majority of which was used to repay all outstanding indebtedness under the Company's Senior Credit Facility and to fund producing property acquisitions.

         On December 31, 1997, the borrowing base under the Senior Credit Facility was $195 million, of which $59.3 million was available for borrowing. The maximum commitment under the Senior Credit Facility is $200 million.

         The Company's capital expenditure budget for 1998 is estimated to be approximately $195 million. Forcenergy will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties and the availability of capital. Although the 1998 budget does not incorporate any acquisitions, the Company will continue to selectively seek acquisition opportunities where it believes significant exploration and development potential exists.

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

         Forcenergy utilizes, from time to time, various financial instruments to hedge portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide Forcenergy the opportunity to benefit from oil and natural gas price increases, should they occur. The Company considers these financial instruments to be hedging activities and, as such, monthly settlements on these contracts are reflected in oil and gas sales. In order to consider these arrangements as hedges, (i) the Company must designate the contract as a hedge of future production and (ii) the contract must reduce the Company's exposure to the risk of changes in prices. Changes in the market value of contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid relating to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in oil and gas sales. Specifically, Forcenergy utilizes, from time to time, forward sales contracts and commodity swaps on portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide Forcenergy the opportunity to benefit from oil and natural gas price increases, should they occur. The Company has entered into forward sales and swap arrangements with respect to approximately 9% of its estimated natural gas production through May 1998 at a weighted average price of $2.36 per Mcf. The Company has also hedged an additional 26% of its estimated natural gas production through March 1998 using a collar arrangement with a floor of $2.25 per Mcf and a ceiling of $3.00 per Mcf. Furthermore, Forcenergy has hedged, through three-way options, 9% of its estimated first quarter 1998 natural gas production, and 23% of second and third quarter 1998 natural gas production, with a maximum benefit of $.30 per Mcf if prices decline below an average floor of $2.71 per Mcf, and with no exposure if prices remain below an average ceiling of $3.93 per Mcf. Finally, another 33% of gas production for the April through September 1998 period has been hedged through no-cost three-way options with an average floor of $2.33 and an average ceiling of $2.58 per Mcf. If prices fall below an average of $2.03 per Mcf in any month, the floor for that month resets to that lower price. Forcenergy has also hedged approximately 17% of its estimated oil production through December 1998 using collar arrangements with weighted average floors of $18.21 per Bbl and weighted average ceilings of $23.08 per Bbl. All of these arrangements are settled on a monthly basis. The production percentages reflected assume current production rates. As a result of hedging activities, the Company recognized a decrease in oil and gas sales revenue of $10.8 million, $20.5 million and a gain of $117,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The fair market value of all contracts in place at December 31, 1997 and 1996 were insignificant.

         Management believes that cash on hand at year-end, cash flows from operations and the borrowing capacity under the Company's Senior Credit Facility will be adequate to meet future liquidity needs, including funding the Company's financial obligations and capital program.

YEAR 2000 COMPLIANCE

         The Company's primary information systems are compliant with year 2000 requirements. The Company's cost of compliance has been minimal and is not material to financial condition or results of operations.

         The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

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

         None.

DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

         Items 10, 11, 12 and 13 of Part III are incorporated herein by reference from Forcenergy's Proxy Statement for the 1998 Annual Meeting of the Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than April 15, 1998.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS INCLUDED IN THIS REPORT:

     1.  FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
         Report of independent accountants.......................................................     F-2
         Consolidated balance sheets as of December 31, 1997 and 1996............................     F-3
         Consolidated statements of operations for each of the three years in the period ended
           December 31, 1997.....................................................................     F-4
         Consolidated statements of stockholders' equity for each of the three years in the period
           ended December 31, 1997...............................................................     F-5
         Consolidated statements of cash flows for each of the three years in the period ended
           December 31, 1997.....................................................................     F-6
         Notes to consolidated financial statements..............................................     F-7

     2.  FINANCIAL STATEMENT SCHEDULES

                  All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

     3.  A. EXHIBITS:

         2.1 Agreement and Plan of Merger dated as of May 25, 1995 among the Company, Ashlawn Energy, Inc., Jeannie M. Hines, William
                  A. Hines, Donna B. Hines, William M. Hines, Ann Gilbert and Louis F. Gilbert. (Filed as Exhibit 10.34 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         2.2 Purchase and Sale Agreement dated April 19, 1996 between Amerada Hess Corporation and the Company. (Filed as Exhibit 2 to the Current Report on Form 8-K on July 15, 1996, as subsequently amended, and is included herein by reference (File No. 0-26444)).

         2.3 Purchase and Sale Agreement dated December 12, 1996 between Marathon Oil Company and the Company. (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed on January 14, 1997 and is included herein by reference (File No. 0-26444)).

         2.4 Agreement and Plan of Merger dated as of June 19, 1997, as amended, by an among Forcenergy, EDI-Sub, Edisto and Convest (Included as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-31675).

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

         3.2 Bylaws of the Company. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         4.1 Specimen Common Stock certificate. (Filed as Exhibit 4.1 to the Registration Statement on Form S-1 on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         4.2 Rights Agreement, dated as of November 26, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent, specifying the terms of the Rights, including the form of Certificate of Designation of Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C. ("Included as Exhibit 2 to the Company's Form 8-A filed with the Commission on December 5,
                  1997).

         4.3 Form of Certificate of Designation of Junior Participating Preferred Stock setting forth the terms of the Junior Participating Preferred Stock, par value $.01 per share. (Included as Exhibit 2 to the Company's Form 8-A filed with the Commission on December 5, 1997).

         4.4 Registration Rights Agreement dated as of October 10, 1995 by and between Forcenergy Gas Exploration, Inc. and Forcenergy AB. (Filed as Exhibit 4.3 with the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and is included herein by reference .

         4.5 Form of Indenture dated as of November 6, 1996 between Forcenergy Inc, as Issuer, and Bankers Trust Company, as Trustee. (Filed as Exhibit 4.2 to the Registration Statement on Form S-3 on October 30, 1996, as subsequently amended, and is included herein by reference (File No. 333-13657)).

         4.6 Form of Indenture dated as of February 14, 1997 between Forcenergy Inc, as Issuer and Bankers Trust Company, as Trustee (Filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

         10.1 Employment Agreement, dated as of September 14, 1993 between the Company and Stig Wennerstrom. (Filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.2 First Amendment to Employment Agreement dated effective as of May 18, 1995 between the Company and Stig Wennerstrom. (Filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.3 Indemnification Agreement, dated as of September 14, 1993 between the Company and Stig Wennerstrom. (Filed as Exhibit
                  10.3 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.4 Form of Indemnification Agreement between the Company and certain officers and directors. (Filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.5 Forcenergy Gas Exploration, Inc. 1993 Stock Option Plan for Officers and Key Employees and forms of incentive and nonqualified stock option agreements. (Filed as Exhibit 10.6 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.6 Forcenergy Gas Exploration, Inc. 1995 Stock Option Plan and forms of incentive and nonqualified stock option agreements. (Filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.7 Forcenergy Gas Exploration, Inc. 1995 Non-Employee Director Stock Option Plan and forms of nonqualified stock option agreement. (Filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.8 Forcenergy Gas Exploration, Inc. 1995 Employee Stock Purchase Plan. (Filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.9 Deed of Trust, Mortgage, Assignment, Security Agreement and Financing Statement dated September 15, 1993 between the Company and Internationale Nederlanden (U.S.) Capital Corporation, as Agent. (Filed as Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.10 Warrants to Purchase Common Stock of the Company dated October 28, 1994 issued to Donaldson, Lufkin & Jenrette Securities Corporation and DLJ First ESC L.L.C. (Filed as Exhibit 10.24 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.11 Consulting Agreement dated January 18, 1991 between the Company and Wictor Forss. (Filed as Exhibit 10.25 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.12 Incentive Stock Option Agreement dated September 14, 1993 between the Company and Stig Wennerstrom. (Filed as Exhibit
                  10.26 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.13 Non-Qualified Stock Option Agreement dated September 14, 1993 and amendment dated November 23, 1993 between the Company and Stig Wennerstrom. (Filed as Exhibit 10.27 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.14 Form of Incentive Stock Option Agreement between the Company and Stig Wennerstrom under the 1995 Stock Option Plan. (Filed as Exhibit 10.28 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.15 Form of Non-Qualified Stock Option Agreement between the Company and Stig Wennerstrom under the 1995 Stock Option Plan. (Filed as Exhibit 10.29 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.16 Form of Incentive Stock Option Agreement between the Company and its officers and directors excluding Stig Wennerstrom under the 1995 Stock Option Plan or the 1995 Non-Employee Director Plan. (Filed as Exhibit 10.30 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.17 Form of Non-Qualified Stock Option Agreement between the Company and its officers and directors excluding Stig Wennerstrom under the 1995 Stock Option Plan or the 1995 Non-Employee Director Plan. (Filed as Exhibit 10.31 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.18 Stock Purchase Agreement dated May 12, 1994 between the Company and Forcenergy AB. (Filed as Exhibit 10.33 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.19 Form of Waiver letter of Donaldson, Lufkin & Jenrette Securities Corporation related to Warrant to purchase Common Stock dated October 28, 1994. (Filed as Exhibit 10.35 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.20 Form of Waiver letter of DLJ First ESC L.L.C. related to Warrant to purchase Common Stock dated October 28, 1994. (Filed as Exhibit 10.36 to the Registration Statement on Form S-1 filed on June 2, 1995, as amended on July 6, 1995 and July 25, 1995 and is included herein by reference (File No. 33-93020)).

         10.21 Amendment to the Forcenergy Inc 1995 Stock Option Plan. (Filed as Exhibit 10.2 to the Quarterly Form on 10-Q filed on November 7, 1996 and is included herein by reference (File No. 0-26444)).

         10.22 Fourth Restatement of Credit Agreement by and among Forcenergy Inc. and ING (U.S.) Capital Corporation and certain financial institutions named therein as Lenders. (Filed as Exhibit 10.1 to the Registration Statement on Form S-4 filed on April 10, 1997, as amended on April 18, 1997, and is included herein by reference (file No. 333-249227)).

         10.23 The 1997 $60 a share Stock Performance Plan for Employees of Forcenergy Inc filed as Appendix A to Schedule 14A filed on April 21, 1997 and incorporated herein by reference.

         10.24 Amendment to the Forcenergy Inc 1995 Stock Option Plan filed as Appendix B to Schedule 14A filed on April 21, 1997 and incorporated herein by reference.

         21.1*    Subsidiaries of the Company.

         23.1*    Consent of Coopers & Lybrand L.L.P.

         23.2*    Consent of Netherland, Sewell & Associates, Inc.

         23.3*    Consent of Collarini Engineering Inc.

         27.1*    Financial Data Schedule

         * Filed herewith.

         All other exhibits have been previously filed.

B.       REPORTS ON FORM 8-K

         On December 9, 1997 the Company filed a Current Report on Form 8-K reporting the adoption of a stockholder rights plan.

         On November 5, 1997 the Company filed a Current Report on Form 8-K for the Convest Energy Corporation ("Convest") (ASE:COV) and the Edisto Resources Corporation (ASE:EDT) mergers which included the unaudited interim and audited annual financial statements of Convest and Edisto.

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

         BOE.  Barrel of oil equivalent.

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

                                    FORCENERGY INC

Dated: March 24, 1998               By: /s/ E. Joseph Grady
                                        ---------------------------------------
                                                   E. Joseph Grady
                                        Vice President - Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


By:                                                                                     Date: March 24, 1998
    --------------------------------------------------------
               Stig Wennerstrom
               President and Chief Executive Officer
               (Principal Executive Officer)

By:                                                                                     Date: March 24, 1998
    --------------------------------------------------------
               E. Joseph Grady
               Vice President - Chief Financial Officer
               (Principal Financial and Accounting Officer)

By:                                                                                     Date: March 24, 1998
     -------------------------------------------------------
               Bruce L. Burnham, Director



By:                                                                                     Date: March 24, 1998
     -------------------------------------------------------
               Eric Forss, Director


By:                                                                                     Date: March 24, 1998
     -------------------------------------------------------
               Robert Issal
               Director & Chairman of the Board of Directors

By:                                                                                     Date: March 24, 1998
     -------------------------------------------------------
               William F. Wallace, Director

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                 FORCENERGY INC

                                 MIAMI, FLORIDA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Forcenergy Inc

We have audited the accompanying consolidated balance sheets of Forcenergy Inc as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forcenergy Inc as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.



Miami, Florida
March 20, 1998

                                 FORCENERGY INC
                           CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                  -------------------------------
                                                                                     1997                1996
                                                                                  -----------        ------------
                                                                                           (IN THOUSANDS)

ASSETS:
-------
CURRENT ASSETS:
     Cash..................................................................       $    16,048        $     9,669
     Accounts receivable, net..............................................            43,502             29,416
     Other current assets..................................................            30,231             11,963
                                                                                  -----------        -----------
         Total current assets..............................................            89,781             51,048
                                                                                  -----------        -----------
INVESTMENT IN SURETY BONDS, at cost........................................            --                  3,926
                                                                                  -----------        -----------
PROPERTY, PLANT AND EQUIPMENT, at cost (full cost
     method) net of accumulated depletion, depreciation
     and amortization......................................................           713,983            523,711
                                                                                  -----------        -----------
OTHER ASSETS...............................................................            20,466              7,240
                                                                                  -----------        -----------
                                                                                  $   824,230        $   585,925
                                                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
CURRENT LIABILITIES:
     Accounts payable......................................................       $    32,666        $     8,643
     Accrued liabilities...................................................            70,009             34,370
                                                                                  -----------        -----------
         Total current liabilities.........................................           102,675             43,013
                                                                                  -----------        -----------
LONG-TERM DEBT.............................................................           506,564            272,932
                                                                                  -----------        -----------
DEFERRED INCOME TAXES......................................................            --                 21,044
                                                                                  -----------        -----------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized; none issued or  outstanding...........................            --                  --
     Common stock, $.01 par value; 50,000,000 shares
         authorized; 25,504,617 and 22,577,838 issued
         and outstanding at December 31, 1997 and
         1996, respectively................................................               255                226
     Capital in excess of par value........................................           346,876            246,032
     Retained earnings (deficit)...........................................          (132,140)             2,678
                                                                                  -----------        -----------
Total stockholders' equity.................................................           214,991            248,936
                                                                                  -----------        -----------
                                                                                  $   824,230        $   585,925
                                                                                  ===========        ===========








   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------------
                                                                    1997               1996               1995
                                                                -----------        -----------         ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
   Oil and gas sales...................................         $   281,690        $   138,698         $  72,147
   Other...............................................               2,495                683               494
                                                                -----------        -----------         ---------
                                                                    284,185            139,381            72,641
                                                                -----------        -----------         ---------
EXPENSES:
   Lease operating.....................................              77,174             38,786            24,507
   Depletion, depreciation and amortization............             313,347             58,464            31,295
   Production taxes....................................               4,791              3,454             1,868
   General and administrative..........................              15,244              7,971             5,670
                                                                -----------        -----------       -----------
                                                                    410,556             63,340            56,480
                                                                -----------        -----------       -----------

INCOME FROM OPERATIONS.................................            (126,371)            30,706             9,301
Interest and other income (expense)....................               3,354                650              (561)
Interest expense, net of amounts capitalized...........             (32,422)           (13,367)          (11,668)
                                                                -----------        -----------       -----------
Income (loss) before income taxes......................            (155,439)            17,989            (2,928)
Income tax (provision) benefit.........................              20,621             (6,711)            1,075
                                                                -----------        -----------       -----------
Net income (loss)......................................         $  (134,818)       $    11,278       $    (1,853)
                                                                ===========        ===========       ===========

NET INCOME (LOSS) PER SHARE:
   Basic...............................................         $     (5.83)       $       .60       $      (.14)
                                                                ===========        ===========       ===========
   Diluted.............................................               (5.83)       $       .57       $      (.14)
                                                                ===========        ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic...............................................              23,142             18,934            12,910
   Diluted.............................................              23,142             19,672            12,910





   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         RETAINED
                                                    COMMON STOCK            CAPITAL IN   EARNINGS
                                                  -------------------       EXCESS OF  (ACCUMULATED
                                                  SHARES       AMOUNT        PAR VALUE    DEFICIT)       TOTAL
                                                  ------       ------        --------- ------------      ------
                                                                 (IN THOUSANDS, EXCEPT SHARES)

BALANCE, JANUARY 1, 1995....................      9,040,486   $        91   $    77,717  $   (6,747)   $  71,061

Issuance of common stock....................      9,219,961            92        85,661                   85,753
Net loss....................................                                                 (1,853)      (1,853)
                                                -----------    ----------   -----------  ----------    ---------
BALANCE, DECEMBER 31, 1995..................     18,260,447           183       163,378      (8,600)     154,961
                                                -----------   -----------   -----------  ----------    ---------

Conversion of 7% Exchangeable
     Subordinated Notes.....................      2,343,047            23        35,813                   35,836
Exercises of stock options and warrants.....        323,503             3         5,442                    5,445
Issuance of common stock....................      1,650,841            17        41,399                   41,416
Net income..................................                                                 11,278       11,278
                                                -----------   -----------   -----------  ----------    ---------
BALANCE, DECEMBER 31, 1996..................     22,577,838           226       246,032       2,678      248,936
                                                -----------   -----------   -----------  ----------    ---------

Exercises of stock options and warrants.....        150,915             1         2,503                    2,504
Issuance of common stock....................      2,775,864            28        98,341                   98,369
Net loss....................................                                               (134,818)    (134,818)
                                                -----------   -----------   -----------  ----------    ---------

BALANCE, DECEMBER 31, 1997..................     25,504,617   $       255   $   346,876  $  (132,140)  $ 214,991
                                                ===========   ===========   ===========  ===========   =========










   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                         1997          1996           1995
                                                                     -----------    -----------    -----------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................................    $  (134,818)   $    11,278    $    (1,853)
                                                                     -----------    -----------    -----------
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
     Depletion, depreciation and amortization....................        313,347         59,518         32,516
     Deferred income taxes.......................................        (20,621)         6,612         (1,075)
     Deferred interest...........................................             --          2,107          2,040
     Equity in net income of subsidiary..........................         (1,510)            --             --
     Other.......................................................          1,287           (210)          (194)
     (Increase) decrease in accounts receivable..................            496        (14,091)        (4,965)
     Increase in other current assets............................        (18,597)        (3,674)           (63)
     Increase in other assets....................................             --             --           (113)
     (Decrease) increase in accounts payable.....................         18,900         (4,859)         3,688
     (Decrease) increase in other accrued liabilities............         19,137          8,547         (1,407)
                                                                     -----------    -----------    -----------
                                                                         312,439         53,950         30,427
                                                                     -----------    -----------    -----------
Net cash provided by operating activities:.......................        177,621         65,228         28,574
                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of oil and gas properties......................       (119,503)      (152,478)       (41,462)
     Capital expenditures........................................       (287,229)      (130,269)       (36,913)
     Purchase of surety bonds....................................             --             --         (1,020)
     Sale of surety bonds........................................          4,426           2,151         2,730
     Dividends from affiliate....................................            900             --             --
     Proceeds from sale of assets................................             --           1,072           803
     Increase in other assets....................................            457            (340)           --
                                                                     -----------    -----------    -----------
Net cash used in investing activities............................       (400,949)      (279,864)       (75,862)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under senior credit facility.....................        287,144        255,968         35,709
     Repayments under senior credit facility.....................       (253,512)      (250,091)       (38,666)
     Issuance of long-term debt, net of expenses.................        193,414        169,114             --
     Repayment of acquisition debt...............................             --             --         (5,700)
     Issuance of common stock, net...............................          2,661         46,318         55,753
                                                                     -----------    -----------    -----------
Net cash provided by financing activities........................        229,707        221,309         47,096
                                                                     -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH..................................          6,379          6,673           (192)
CASH AT BEGINNING OF PERIOD......................................          9,669          2,996          3,188
                                                                     -----------    -----------    -----------
CASH AT END OF PERIOD............................................    $    16,048    $     9,669    $     2,996
                                                                     ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Forcenergy Inc, formerly Forcenergy Gas Exploration, Inc., a Delaware Corporation, and its subsidiaries ("Forcenergy" or the "Company"), is an independent oil and gas company engaged in the exploration, acquisition, development, exploitation and production of oil and natural gas properties.

         As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, as evidenced by the recent volatility of gas prices, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas reserves that may be economically produced and access to capital.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Forcenergy Inc, and it's subsidiaries after elimination of all intercompany transactions and balances. Forcenergy's investment in the Cook Inlet Pipeline Company is accounted for under the equity method.

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

ACCOUNTS RECEIVABLE

         Accounts receivable relate primarily to sales of oil and gas production and amounts due from joint interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint interest agreements. At December 31, 1997 and 1996, the allowance for doubtful accounts was $400,000 and $250,000, respectively. The Company requires certain forms of financial assurance from its most significant customers.

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

OIL AND GAS PROPERTIES

         The Company follows the full cost method of accounting for oil and gas properties whereby all productive and non-productive exploration, development and acquisition costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. No gains or losses are recognized upon the sale or other disposition of oil and gas properties, except in unusually significant transactions.

         Depreciation, depletion and amortization of oil and gas properties are computed on a composite unit-of-production method based on estimated proved reserves. All costs associated with evaluated oil and gas properties, including an estimate of future development, restoration, dismantlement and abandonment costs associated therewith, are included in the computation base. The Company evaluates all unevaluated oil and gas properties on a quarterly basis to determine if any impairment has occurred or if the property has been otherwise evaluated. If a property has been evaluated, or if there is determined to be any impairment, costs related to the particular unevaluated properties are reclassified as an evaluated oil and gas property, and thus subject to amortization if there are proved reserves associated with the related cost center. Otherwise, such impairment will be recognized in the period in which it occurs.

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

         During the fourth quarter of 1997 the Company recognized a non - cash impairment of recorded oil and gas assets amounting to $200 million ($162.8 million after tax) pursuant to the above discussed "ceiling test" provisions. During the first quarter of 1998, oil and natural gas prices declined from those being received as of the year end reserve valuation date. If prices decline further from average prices being received as of March 1, 1998 the Company's capitalized costs could again exceed the present values of estimated future net revenues.

         The majority of the Company's oil and gas properties are located in the Gulf of Mexico and Cook Inlet, Alaska.

DEFERRED FINANCING COSTS

         Deferred financing costs amortized over the terms of the related debt consist of the following:


                                                   DECEMBER 31,                 DECEMBER 31,
                                                       1997                         1996
                                         -------------------------------  ----------------------------
                                         OTHER CURRENT         OTHER      OTHER CURRENT       OTHER
                                             ASSETS            ASSETS         ASSETS          ASSETS
                                         -------------       -----------  -------------      ---------
Senior Credit Facility                    $       741       $     3,575    $       701      $   3,459
9 1/2% Senior Subordinated Notes                  651             5,360            589          5,298
8 1/2% Senior Subordinated Notes                  602             5,896              -              -
                                          -----------       -----------    -----------      ---------
                                          $     1,994            14,831          1,290          8,757
   Accumulated amortization                         -             4,741              -          2,839
                                          -----------       -----------    -----------      ---------
                                          $     1,994       $    10,090    $     1,290      $   5,918
                                          ===========       ===========    ===========      =========

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

REVENUE RECOGNITION

         Revenues from oil and natural gas production are recorded using the sales method, net of royalties and net profits interests. When the Company's share of sales volumes differ from the Company's entitled share of production based on the net revenue interest attributable to its working interest, an imbalance occurs. Under the sales method of revenue recognition, the net over/under-produced volumes are not recorded as a liability, or receivable, respectively. The under-produced party later takes sales volumes in excess of its entitled share of future production to eliminate the imbalance. To the extent an imbalance exceeds the remaining estimated proved oil and natural gas reserves for a given property, the Company records a liability or a receivable, as appropriate. At December 31, 1997, the Company's net imbalance position was not material.

         During 1997, 1996 and 1995 the Company maintained a hedging program on a portion of its estimated future production to provide a certain minimum level of cash flow from its sales of crude oil and natural gas (See Note 8). Any hedging gains or losses under these contracts are recognized in revenue upon monthly settlement of hedged production.

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS No.123") encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options, awards and warrants is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note 6).

INCOME TAXES

         The Company follows the asset and liability approach to account for income taxes. Under this method, deferred taxes are recognized for temporary differences between the book and tax basis of assets and liabilities. These temporary differences are measured using applicable enacted tax rates and provisions of enacted tax laws.

EARNINGS PER SHARE

         During 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") and has restated all years presented in accordance therewith. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in earnings (see Note 7).

ENVIRONMENTAL EXPENDITURES

         Environmental expenditures relating to current operations are expensed or capitalized, as appropriate, depending on whether such expenditures provide future economic benefits. Liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Generally, such recognition coincides with the Company's commitment to a formal plan of action.

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

COMMON STOCK CONVERSION AND SPLIT

         Effective July 6, 1995 the Company increased the authorized number of shares of common and preferred stock to 50,000,000 and 5,000,000, respectively, and reclassified and converted each share of Class A Common Stock and Class B Common Stock into 98.337 shares of Common Stock.

NEW ACCOUNTING PRONOUNCEMENTS

         In September 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of reporting and display of comprehensive income and its components. In September 1997, the FASB also issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting operating and geographic segments and the type and level of financial information to be discussed about those segments. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997.

RECLASSIFICATIONS

         Certain reclassifications have been made to the Company's financial statements to conform them to classifications between years.

NOTE 2 -- ACQUISITIONS AND MERGERS

1997 ACQUISITIONS

         The Company completed several acquisitions during 1997 at an aggregate cost of approximately $220.5 million. The three most significant acquisitions, all of which were accounted for as purchases, are discussed below, including pro forma results of operations for the Company assuming the acquisitions had been completed on January 1, 1996. The aggregate effect of other acquisitions on the results of operations of the Company for the periods presented was not material.

         On January 21, 1997, Forcenergy acquired all of the outstanding stock of Great Western Resources, Inc. ("Great Western") for approximately $48.3 million. The net assets acquired consisted primarily of producing oil and gas properties. The results of operations of the acquired properties are included in the Company's results of operations beginning January 21, 1997.

         On June 4, 1997, Forcenergy acquired a 97.75% working interest in certain oil and gas properties located in the Cook Inlet, Alaska from Stewart Petroleum Company ("Stewart") for $18.7 million and assumed operations of the field. The results of operations for the acquired properties are included in the Company's operations beginning June 4, 1997. In October 1997 the Company increased it's interest in this field to 100%.

         On October 22, 1997, Forcenergy, in separate transactions, acquired all of the outstanding common stock of Edisto Resources Corporation ("Edisto") and Convest Energy Corporation ("Convest"). Forcenergy issued approximately 2.8 million shares of common stock valued at $34.96 per share, or approximately $98.9 million. The shareholders of Edisto also received $69.3 million in cash from balances Forcenergy received in the merger. Edisto owned 73% of the outstanding common stock of Convest. The net assets acquired consisted principally of producing oil and gas properties. The results of operations of the acquired properties are included in the Company's operations beginning October 22, 1997.

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

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         The following pro forma statements of operations have been prepared to give effect to the Great Western, Stewart, Edisto, Convest, Amerada Hess and Marathon acquisitions as if they had occurred on January 1, 1996 and the Amerada Hess, Marathon, Conoco and Ashlawn acquisitions as if they had occurred on January 1, 1995. The historical results of operations have been adjusted to reflect (i) revenues and expenses attributable to the properties, (ii) the difference between the properties' historical depletion, depreciation, and amortization and such expense calculated based on the value allocated to the acquired assets, (iii) the increase in interest expense associated with the debt incurred, and (iv) the increase in income taxes giving retroactive effect to the transactions. Management does not believe the pro forma amounts purport to be indicative of the results of operations that would have been reported had the acquisitions occurred at the dates indicated below or that may be reported in the future (in thousands, except per share amounts).


                                                                   PRO FORMA (UNAUDITED)
                                                      ---------------------------------------------
                                                                    FOR THE YEARS ENDED
                                                          1997               1996            1995
                                                      -----------         --------         --------
     Revenues..................................        $ 330,717          $283,977         $138,007
     Income (loss) from operations.............        $(113,954)         $ 68,266         $ 22,278
     Net income (loss).........................        $ (84,407)         $ 33,022         $ 13,810
     Net income (loss) per share
         Basic.................................        $   (3.25)         $   1.27         $   1.07
         Diluted...............................        $   (3.25)         $   1.24         $   1.07


                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FORCENERGY AB ACQUISITION

         On December 19, 1997 Forcenergy made a public tender offer for all of the outstanding shares of Forcenergy AB ("FAB"). The transaction was approved by Forcenergy shareholder vote on March 17, 1998. On March 20, 1998 more than 97% of the outstanding common shares of FAB had been tendered in connection with the offer. All conditions of the offer have been met and delivery of Forcenergy common stock or Swedish Depository Receipts for Forcenergy Inc common stock in exchange for such tendered shares is expected to be made on March 31, 1998. Forcenergy will issue approximately 7.9 million shares pursuant to the offer.

         FAB, was formed in 1990 to provide capital for Forcenergy's oil and gas operations in the United States. FAB currently owns 8,740,486 shares of Forcenergy common stock representing a 34% voting and equity interest, its only significant asset. The 8,740,486 Forcenergy shares currently owned by FAB will be controlled by Forcenergy and for accounting purposes, will no longer be considered outstanding.

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

         Investments in property, plant and equipment were as follows at December 31, 1997 and 1996:


                                                                                       1997            1996
                                                                                    ----------       ----------
                                                                                          (IN THOUSANDS)

          Oil and Gas Properties:
                Proved.......................................................      $  999,126        $  601,725
                Unproved.....................................................         165,480            63,077
                                                                                   ----------        ----------
                                                                                    1,164,606           664,802
          Office Equipment...................................................           7,530             3,712
          Less: accumulated depletion, depreciation and amortization.........        (458,153)         (144,803)
                                                                                   ----------        ----------
          Net Property, Plant and Equipment..................................      $  713,983        $  523,711
                                                                                   ==========        ==========

         Depletion, depreciation, and amortization for oil and gas properties for the years ended December 31, 1997, 1996 and 1995 was, $313.3 million including the $200 million impairment (See Note 1), $57.8 million and $30.8 million, respectively. Depletion, depreciation and amortization rates per BOE of hydrocarbons produced (using a Mcf-to-Bbl conversion factor of 6 to 1) for the years ended December 31, 1997, 1996 and 1995 were $6.36 (exclusive of impairment), $6.18 and $5.28, respectively.

         Included in property, plant and equipment are capitalized internal costs relating to oil and gas property acquisition, exploration and development costs of $7.9 million, $2.3 million and $1.1 million for the years ended December 31, 1997, 1996 and 1995 respectively.

         During the years ended December 31, 1997, 1996 and 1995 the Company capitalized interest of $4.2 million, $2.2 million and $2.6 million, respectively, on expenditures made in connection with exploration and development projects on significant unproved properties that are not subject to current depletion, depreciation or amortization. Interest is capitalized only for the period that activities to bring the properties to their intended use are ongoing.

         The following sets forth the composition of capitalized costs excluded from the depletion, depreciation, and amortization base at December 31, 1997, 1996 and 1995:


                                                                          1997          1996           1995
                                                                        ---------     ----------     --------
                                                                                    (IN THOUSANDS)

         Property Acquisition.....................................      $ 75,669      $  44,941     $  30,394
         Development Costs........................................        83,892         13,567         4,916
         Interest Capitalized.....................................         5,919          4,569         3,747
                                                                        --------      ---------     ---------
                                                                        $165,480      $  63,077     $  39,057
                                                                        ========      =========     =========

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         At December 31, 1997, approximately 68% of excluded costs relate to offshore activities in the Gulf of Mexico, 20% relate to offshore activities in Alaska and the remainder relates to domestic onshore and international activities. The inclusion of these costs in the depletion, depreciation and amortization computation will be at the point in time that it is determined, through drilling activities, that proved reserves do or do not exist on the applicable properties, typically within three to five years.

NOTE 4 -- DEBT

         Long-term debt consists of the following:


                                                                                DECEMBER 31,
                                                                        ---------------------------
                                                                          1997               1996
                                                                        --------           --------
              Senior Credit Facility..............................      $131,564           $ 97,932
              9 1/2% Senior Subordinated Notes....................       175,000            175,000
              8 1/2% Senior Subordinated Notes....................       200,000                 --
                                                                        --------           --------
                                                                        $506,564           $272,932
                                                                        ========           ========

SENIOR CREDIT FACILITY

         During 1996 the Company renegotiated its Senior Credit Facility to increase both the maximum loan amount and the borrowing base from $120 million to $195 million. Advances under the facility during 1996 bore interest at either the prime rate, or LIBOR plus 1.375% at the Company's option. The borrowing base is subject to redetermination semi-annually based on revised reserve estimates. The loan is collateralized by substantially all of the Company's oil and gas properties. During 1997 the Company's Senior Credit Facility was amended to reduce the borrowing rates under the facility, to extend the term of the revolver and to revise various administrative provisions of the facility. Specifically, the facility now provides for a base borrowing rate on advances under the revolver at either the prime rate or LIBOR plus 1.0%, at the election of the Company. The amendment also provides for borrowings on a revolving basis through January 1, 1999, at which time the amounts outstanding convert to a term loan with quarterly payments of principal and accrued interest through June 30, 2002. Future annual principal payments, as a percentage of the principal balance outstanding at the conversion to the term loan, will be 36% in 1999, 30% in 2000, 23% in 2001 and 11% in 2002. Interest on prime loans is due quarterly while interest on LIBOR loans is due the earlier of quarterly, or at the end of each designated interest period. Commitment fees on the unused portion of the facility are due quarterly at an annual rate between .125% and 0.5%.

         At December 31, 1997 the Company had drawn down $131.6 million under the facility and an additional $4.3 million of availability was utilized for outstanding letters of credit issued under the facility. The Company had available funds pursuant to this agreement of $59.3 million at December 31, 1997.

         The Senior Credit Facility contains certain covenants which include maintenance of a minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitations on dividends and additional debt or liens.

9 1/2% NOTES

         On November 6, 1996, the Company issued an aggregate principal amount of $175 million of 9 1/2% SeniOR Subordinated Notes (the "9 1/2% Notes") which mature on November 1, 2006. The 9 1/2% Notes were issued undER AN Indenture (the "9 1/2% Notes Indenture") which provides that interest is payable semiannually, in arrears, on May 1 and November 1 of each year, commencing May 1, 1997, with principal due at maturity.

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The 9 1/2% Notes are redeemable in whole or in part at the option of the Company, at any time on or aftER November 1, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, thereon.

     YEAR                                                           PERCENTAGE
     ----                                                           ----------
     2001...................................................         104.750%
     2002...................................................         103.167%
     2003...................................................         101.583%
     2004 and thereafter....................................         100.000%

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

     YEAR                                                         PERCENTAGE
     ----                                                         ----------
     2002.................................................         104.250%
     2003.................................................         102.833%
     2004.................................................         101.417%
     2005 and thereafter..................................         100.000%

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         The Company's aggregate long-term debt maturities for each of the next five calendar years are estimated to be as follows:

                                                                  (IN THOUSANDS)

        1998...................................................     $      --
        1999...................................................        47,363
        2000...................................................        39,469
        2001...................................................        30,260
        2002...................................................        14,472
        Thereafter.............................................       375,000
                                                                    ---------
        Total..................................................     $ 506,564
                                                                    =========

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The fair value of the Company's fixed rate 9 1/2% Notes and 8 1/2% Notes at December 31, 1997 is $186.4 million and $202.0 million, respectively based on current market prices at December 31, 1997. The Senior Credit Facility, with interest at the prime rate and LIBOR, approximates market at December 31, 1997.

NOTE 5 -- INCOME TAXES

         The Company's (provision) benefit for income taxes is as follows:


                                                                           YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1997        1996        1995
                                                                      -------     -------      ------
                                                                               (IN THOUSANDS)
     Deferred:
     Federal......................................................    $17,929     $(5,991)     $  980
     State........................................................      2,692        (720)         95
                                                                      -------     -------      ------
         Total....................................................    $20,621     $(6,711)     $1,075
                                                                      =======     =======      ======


         The Company's deferred income tax assets and liabilities were comprised of the following differences between financial and tax reporting (in thousands):



                                                                           YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1997        1996         1995
                                                                      -------     -------       ------
                                                                               (IN THOUSANDS)
     Capitalized costs and write-offs.............................     $ (7,914)   $(28,556)    $(21,660)
     Net operating loss carry forwards............................       47,210       7,512        7,611
     Deferred interest deductions.................................           --         --         1,744
     Valuation allowance..........................................      (39,296)
                                                                       --------    --------     --------
     Deferred tax liability.......................................     $     --    $(21,044)    $(12,305)
                                                                       ========    ========     ========

         At December 31, 1997 the Company had approximately $39 million of unrecognized deferred tax assets comprised mainly of capitalized costs and write-offs and net operating loss carryforwards available to offset future taxable income for federal purposes. A valuation allowance has been provided against this deferred tax asset as it is presently more likely than not that the benefit will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The Company had no deferred tax asset valuation allowance at December 31, 1996 or 1995.

         A reconciliation of the federal statutory income tax rates to the Company's effective rate is as follows:


                                                                           YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1997        1996        1995
                                                                      -------     -------      ------
                                                                               (IN THOUSANDS)
     Income taxes at federal statutory rates......................     35.0%       35.0%        34.0%
     State income tax, less federal benefit.......................      3.3         2.6          3.3
     Valuation allowance..........................................    (25.3)
     Other, net...................................................       .3         (.3)        (0.6)
                                                                       ----        ----         ----
     Total........................................................     13.3%       37.3%        36.7%
                                                                       ====        ====         ====

         At December 31, 1997, the Company had a net operating loss carryforward ("NOL") for tax purposes of $123.4 million. Of this amount, approximately $103.2 million was acquired from 1997 acquisitions. The NOLs will expire unless otherwise utilized, beginning in 1999. The Company's initial public offering of its common stock during 1995 resulted in a change of ownership under Section 382 of the Internal Revenue Code of 1986, as amended, and caused an annual limitation in the utilization of the Company's NOLs. The Company's NOLs acquired through acquisitions are also subject to an annual limitation. The Company has determined that the annual limitation for all NOLs is approximately $11.8 million.

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6 -- STOCK BASED COMPENSATION PLANS

         The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation costs have been recorded for the stock options or warrants as the exercise price of all options granted was the fair market value on the date of grant.

         The Company has reserved 4,100,000 shares of common stock for issuance to officers, employees, and directors under stock option and employee stock purchase plans.

STOCK OPTION PLANS

         The exercise price for options granted to directors, officers and employees is the fair market value of the stock at the date of grant. The outstanding options have varying vesting periods, expire at various dates through the year 2007, and are exercisable at prices ranging from $10.00 to $38.88 per share, with an aggregate exercise price of $73.8 million.

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

         The following table summarizes the stock option activity for the 1995, 1996 and 1997:


                                                              NUMBER     OPTION PRICE    WEIGHTED AVERAGE
                                                            OF SHARES      PER SHARE      EXERCISE PRICE
                                                            ---------    -------------   ----------------
         Outstanding at December 31, 1994............         702,141    12.02 - 14.51         13.27
              Granted................................       1,003,777    10.00 - 14.51
                                                          -----------    -------------
         Outstanding at December 31, 1995............       1,705,918    10.00 - 14.51         11.59
              Granted................................       1,070,929    10.50 - 32.00         20.58
              Exercised..............................        (108,637)   10.00 - 14.51         14.09
              Canceled...............................        (157,292)   10.00 - 14.51         12.18
                                                          -----------    -------------
         Outstanding at December 31, 1996............       2,510,918    10.00 - 32.00         15.25
              Granted................................       1,512,225    25.81 - 38.88         28.93
              Exercised..............................        (120,562)   10.00 - 26.88         14.73
              Canceled...............................        (277,579)   10.00 - 36.25         23.70
                                                          ------------   -------------
         Outstanding at December 31, 1997............       3,625,002    10.00 - 38.88         20.25

         The following table summarizes information about stock options outstanding at December 31, 1997:


                         OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
-----------------------------------------------------------------------    ---------------------------------
     RANGE OF        OUTSTANDING       WEIGHTED AVERAGE     WEIGHTED                              WEIGHTED
    EXERCISE               AT           REMAINING LIFE      AVERAGE         EXERCISABLE AT        AVERAGE
     PRICES       DECEMBER 31, 1997         YEARS        EXERCISE PRICE    DECEMBER 31, 1997  EXERCISE PRICE
---------------   -----------------    ----------------  --------------    -----------------  --------------
$10.00 - $12.02       1,213,912              7.6             $10.54             788,970           $10.67
 14.13 -  20.00         630,015              6.8              16.48             352,710            14.89
 23.50 -  27.00       1,211,250              9.3              26.68             235,000            26.88
 28.75 -  34.75         514,050              9.2              31.58                  --               --
 35.25 -  38.88          55,775              9.4              36.64                  --               --
                      ---------                                               ---------           ------
                      3,625,002                                               1,376,680           $14.52
                      =========                                               =========           ======

         The weighted average fair value for options granted during 1997 was $13.30.

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

If compensation expense for the stock options and warrants had been determined and recorded based on the fair value on the grant date and using the Black-Scholes option pricing model to estimate the theoretical future value of those options, the Company's net income (loss) and net income (loss) per share amounts would have been reduced to the pro forma amounts indicated below:


                                                                    1997          1996       1995
                                                                 -----------     ------     -------
    Pro forma net income (loss)..............................    $(142,585)      $9,196     $(5,039)
                                                                 ==========      ======     =======
    Pro forma net income (loss) per share....................    $   (6.16)      $  .46     $  (.39)
                                                                 ==========      ======     =======

         Due to the uncertainties in these estimates, such as market prices, exercise possibilities, and the possibility of future awards and cancellations, these pro forma disclosures are not likely to be representative of the effects on reported income for future years.

         For proforma purposes, the fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions:


                                                                      1997         1996         1995
                                                                     ------        -----        ----
     Expected life (years)...................................          4.5          10           10
     Interest rate...........................................         6.17%        6.5%         6.5%
     Volatility..............................................         45.6%         40%          40%
     Dividend yield..........................................           --          --           --

STOCK PRICE PERFORMANCE INCENTIVE PLAN

       On November 21, 1996, the Board of Directors of the Company adopted, the 1997 Stock Price Performance Incentive Plan (the "Performance Plan") covering all employees of the Company which was approved by shareholder vote in May 1997. The Performance Plan has a commencement date of January 1, 1997 and expires on December 31, 1999. The purpose of the Performance Plan is to provide a meaningful financial incentive to employees that will assist the Company in recruiting and retaining high quality industry professionals, while simultaneously benefiting the shareholders by aligning the financial interests of employees with those of the shareholders by focusing their efforts on the price performance of the stock. The plan provides that should the price of the Company's stock reach $60 per share at any time during the term of the plan, every employee will receive a non-cash award of the right to receive common stock in the Company in an amount equivalent in value to five (5) times his/her annual salary on January 1, 1997 (or date of hire, if later). For employees hired after January 1, 1997, the award will be prorated giving consideration to the date of hire and the stock price on the date of hire. The right to receive the common stock, and the granting of the common stock, will vest to each employee still employed by the Company, in equal amounts, on the first through third anniversaries of the date that the common stock reaches $60 per share.

         Should the price of the common stock not reach $60 per share during the term of the plan, but reaches $50 per share, each employee will receive, on December 31, 1999, a similar right to receive common stock with similar vesting provisions but with an equivalent value of two and one-half times his/her salary. That right would vest, in equal amounts on December 31, in the years 2000 through 2002. Compensation expense will be recognized by the Company from the award date through the vesting period with a cumulative recognition of compensation expense recognized on the date of award, giving consideration to employee services rendered prior to the award date. At December 31, 1997, annual salaries for all employees was approximately $17 million.

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STOCKHOLDER RIGHTS PLAN

           On December 10, 1997 the Company adopted a stockholder rights plan (the "Rights Plan"). Under the Rights Plan, each shareholder became entitled to receive one right for each outstanding share of common stock, should a triggering event occur. The rights which expire on December 10, 2007 become exercisable if a person or group other than Forcenergy AB (see Note 2) acquires 20% or more of the Company's outstanding voting stock or announces a tender or exchanger offer that would result in ownership of 20% or more of the outstanding voting common stock.

         Each right will entitle the holder to buy one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $200 per right, subject to antidilution adjustments. Each one one-thousandth of a share of this new preferred stock has the dividend and voting rights of, and is designed to be substantially equivalent to, one share of common stock. Forcenergy's Board of Directors may, at its option, redeem all rights for $.01 per right at any time prior to the acquisition of 20% or more of Forcenergy's voting stock by a person or group.

         If a person or group other than Forcenergy AB acquires 20% or more of Forcenergy's outstanding voting stock, each right will entitle holders, other than the acquiring party, to purchase for $200 shares of Forcenergy common stock having a market value of twice that amount.

         The plan also includes an exchange option. If a person or group acquires 20% or more, but less than 50%, of the outstanding voting stock, the Board of Directors may, at its option, exchange the rights in whole or in part for shares of Forcenergy stock. Under this option, Forcenergy would issue one share of common stock, or one one-thousandth of a share of the new preferred stock, for each outstanding right. This exchange would not apply to shares held by the person or group holding 20% or more of Forcenergy's voting stock.

         If, after the rights have become exercisable, Forcenergy merges or otherwise combines with another entity, or sells 50% or more of its assets or earning power, each right then outstanding will entitle its holder to purchase for $200, subject to antidilution adjustments, a number of the acquiring party's common shares having a market value of twice that amount.

EMPLOYEE STOCK PURCHASE PLAN

         The Company has adopted the Forcenergy Employee Stock Purchase Plan (the "Stock Purchase Plan"), which permits full-time Company employees (or part time for at least 20 hours per week and at least five months per year) to acquire common stock at a small discount from its fair market value through payroll deductions. Up to a maximum 100,000 shares of common stock may be sold to participants under the Stock Purchase Plan. As of December 31, 1997, a total of 44,415 shares had been purchased by participants in the plan.

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7 --  EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                               FOR THE YEARS ENDED  DECEMBER 31,
                                    -------------------------------------------------------------------------------
                                               1997                          1996                       1995
                                    ----------------------------   ------------------------    ---------------------
                                                            PER                        PER                      PER
                                    INCOME/(LOSS) SHARES   SHARE   INCOME   SHARES    SHARE    LOSS    SHARES  SHARE
                                    ------------- ------   -----   ------   ------    -----    ----    ------  -----
BASIC EPS
     Income/(Loss) available
     to common stockholders          $(134,818)   23,142  $(5.83)  $11,278  18,934     $.60   $(1,853) 12,910  $(.14)
                                                                                                               =====
EFFECT OF DILUTIVE SECURITIES
     Options & Warrants                      -         -      (1)        -     738                                (1)
     7% Exchangeable Notes                   -         -       -         -       -        -         -       -     (1)
                                     ---------    ------  ------   -------  ------     ----   -------  ------  -----

DILUTED EPS

     Income available
     to common stockholders
     and assumed exercises           $(134,818)   23,142  $(5.83)  $11,278  19,672     $.57   $(1,853) 12,910  $(.14)
                                     =========    ======  ======   =======  ======     ====   =======  ======  =====


(1) The effect of 1,293,866 and 484,448 shares of potential common stock were anti-dilutive in 1997 and 1995, respectively due to the losses in both years.

NOTE 8 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The Company is a party to various financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to changing commodity prices. The instruments are utilized to hedge oil and gas prices for varying time periods. The instruments contain an element of credit risk and price risk. The Company attempts to minimize the extent of credit risk by limiting the counterparties to major banks or significant industry participants. All of these arrangements are settled on a monthly basis. The Company accounts for these arrangements as hedging activities and, accordingly, gains or losses are included in oil and gas revenues for the period the production was hedged. In order to consider these arrangements as hedges, (i) the Company must designate the contract as a hedge of future production and
(ii) the contract must reduce the Company's exposure to the risk of changes in prices. Changes in the market value of contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid relating to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in oil and gas sales. Under these agreements, monthly settlements are based on the differences between the prices specified in the instrument and/or the settlement price of certain oil and gas futures contracts quoted on the New York Mercantile Exchange ("NYMEX"). In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference and in instances where the applicable settlement price is higher than the specified prices, the Company pays an amount based on the difference. The Company utilizes these arrangements for portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. The Company recognized decreases in oil and gas sales of $10.8 million, $20.5 million and a gain of $117,000 in 1997, 1996 and 1995, respectively as a result of these agreements. The fair market value of all contracts in place at December 31, 1997 and 1996 were insignificant.

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Specifically, the Company has entered into forward sales and swap arrangements with respect to approximately 19% of its estimated natural gas production through May 1998 at a weighted average price of $2.36 per Mcf. The Company has also hedged an additional 26% of its estimated natural gas production through March 1998 using a collar arrangement with a floor of $2.25 per Mcf and a ceiling of $3.00 per Mcf. Furthermore, Forcenergy has hedged, through three-way options, 9% of its estimated first quarter 1998 natural gas production and 23% of second and third quarter 1998 natural gas production, with a maximum benefit of $.30 per Mcf if prices decline below an average floor of $2.71 per Mcf, and with no exposure if prices remain below an average ceiling of $3.93 per Mcf. Another 33% of gas production for the April through September 1998 period has been hedged through no-cost three-way collars with an average floor of 2.33 and an average ceiling of $2.58 per Mcf. If prices fall below an average of $2.03 per Mcf in any one month, the floor for that month resets to that lower price. Forcenergy has also hedged approximately 17% of its estimated oil production through December 1998 using collar arrangements with weighted average floors of $18.21 per Bbl and weighted average ceilings of $23.08 per Bbl. The production percentages reflected assume current production rates.

NOTE 9-- LEASES

         The following is a schedule, by calendar year, of future minimum rental payments, covering primarily office space, required under operating leases with a term in excess of one year:

                                                                 (IN THOUSANDS)
        1998...................................................     $ 2,828
        1999...................................................       2,909
        2000...................................................       2,899
        2001...................................................       2,966
        2002...................................................       1,992
                                                                    -------
        Total..................................................     $13,594
                                                                    =======

         Total rental expense for operating leases was $1,765,000, $584,000 and $419,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 10 -- COMMITMENTS AND CONTINGENCIES

         The Company is involved in various litigation matters arising in the normal course of business. Management's assessment is that none of these matters are anticipated to have a material adverse affect on the financial position or results of operations of the Company.

         The Company is committed over five years to spend up to $15.0 million under the terms of a joint exploration agreement.

NOTE 11 -- SIGNIFICANT CUSTOMERS

         The following table reflects sales to oil and gas purchasers who individually accounted for more than 10% of the Company's total oil and gas revenues in a given year (in thousands):


                                                                    1997          1996         1995
                                                                  -------       -------       -------
         Texon Corporation................................             --       $24,793       $    --
         Cornerstone Propane, Inc.........................         93,342        69,491        21,155
         Mobil Oil Corp...................................             --            --         7,930

         During 1997, one purchaser of the Company's production accounted for more than 10% of the value of oil and gas sold by the Company. Based on current demand for oil and natural gas sold, the Company does not believe the loss of this purchaser would have a material adverse effect on the Company's results of operations or cash flow. The Company currently relies on one purchaser for its Alaska production. The contract with this purchaser runs through December 1998 at which time a new contract must be negotiated or another purchaser found. The inability to negotiate a new contract or to find a new purchaser could materially impact the Company's results of operations and cash flows.

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12 -- CURRENT ASSETS AND LIABILITIES

         Current assets and liabilities include the following:


                                                                                DECEMBER 31,
                                                                         -----------------------
                                                                            1997          1996
                                                                         ---------      --------
         CURRENT ASSETS:
           Accounts receivable-joint interest billings.................    $ 7,975      $ 1,567
           Accrued oil and gas sales...................................     35,472       27,416
           Other.......................................................        455          683
           Allowance for doubtful accounts.............................       (400)        (250)
                                                                           -------      -------
              Accounts receivable, net.................................    $43,502      $29,416
                                                                           =======      =======
           Prepaid drilling cost.......................................    $13,145      $ 4,868
           Royalties and production taxes receivable from joint
             interest owners...........................................      5,964        2,584
           Other.......................................................     11,122        4,511
                                                                           -------      -------
              Other current assets.....................................    $30,231      $11,963
                                                                           =======      =======
         CURRENT LIABILITIES:
           Accrued drilling cost.......................................    $30,239      $17,155
           Accrued lease operating expenses............................     10,417        5,921
           Accrued interest expense....................................      9,434        2,650
           Revenue and royalties payable...............................      7,255        2,574
           Other.......................................................     12,664        6,070
                                                                           -------      -------
              Accrued liabilities......................................    $70,009      $34,370
                                                                           =======      =======


NOTE 13 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         During October 1997 Forcenergy acquired Edisto and Convest for Forcenergy common stock and cash balances Forcenergy received in the mergers. The accompanying financial statements include the following attributable to the Edisto and Convest mergers:

         Issuance of common stock...................................    $98,934
         Working capital acquired...................................     (4,196)
                                                                        -------
         Total included in oil and gas properties...................    $94,738
                                                                        =======

and the following attributable to the 1995 Ashlawn acquisition:

         Issuance of common stock...................................    $30,000
         Deferred income taxes recognized...........................     10,689
         Assumption of debt.........................................      5,700
                                                                        -------
                       Total included in oil and gas properties.....    $46,389
                                                                        =======

           The Company paid cash interest costs, including capitalized interest, of $34.8 million, $11.5 million and $10.0 million for the years ended December 31, 1997, 1996 and 1995 respectively. During 1996 and 1995 the invested in additions to oil and gas properties through accounts payable and other accrued liabilities amounting to $21.2 million and $19.9 million, respectively.

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 14 --  SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)
                           (IN THOUSANDS EXCEPT PER SHARE DATA)

1997                                       FIRST       SECOND        THIRD          FOURTH           ANNUAL
----                                       -----       ------        -----          ------           ------
Revenues............................     $71,005      $64,141        $63,515       $  85,524       $ 284,185
Earnings from Operations............     $24,622      $12,430        $13,100       $(176,523)(1)   $(126,371)
Net Income (loss)...................     $11,174      $ 3,946        $ 3,765       $(153,703)      $(134,818)
Net Income (loss) per share:
    Basic...........................     $   .49      $   .17       $    .17       $   (6.66)      $   (5.83)
    Diluted.........................     $   .47      $   .16       $    .16       $   (6.66)      $   (5.83)

1996
----

Revenues............................     $28,468      $29,285       $37,039        $ 44,589        $ 139,381
Earnings from Operations............     $ 5,662      $ 5,882       $ 7,421        $ 11,741        $  30,706
Net Income (loss)...................     $ 1,818      $ 1,862       $ 2,491        $  5,107        $  11,278
Net Income (loss) per share:
    Basic...........................     $   .10      $   .10       $   .14        $    .26        $     .60
    Diluted.........................     $   .10      $   .10       $   .13        $    .24        $     .57


(1) Includes a $200 million ($162.8 million after tax) non-cash impairment of oil and gas assets recorded pursuant to the full cost accounting rules mandated by the Securities and Exchange Commission ("SEC").

NOTE 15 -- SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

COST INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

         Presented below are costs incurred in petroleum property acquisition, exploration and development activities (in thousands):

                                                                   1997          1996         1995
                                                                 --------      --------     --------
         Acquisition of properties:
            Proved properties.................................   $168,450      $123,015     $ 75,836
            Unproved properties...............................     41,907        25,179       16,300
         Exploration costs....................................    176,543        42,262        6,264
         Development costs....................................    106,260        92,555       45,485
                                                                 --------      --------     --------
                  Total.......................................   $493,160      $283,011     $143,885
                                                                 ========      ========     ========

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

         The following table presents total capitalized costs of proved and unproved properties and accumulated depletion, depreciation and amortization related to oil and gas producing operations (thousands):

                                                                      1997         1996       1995
                                                                   ----------   ----------   -------
         Proved properties......................................   $  995,517   $ 601,725    $343,378
         Unproved properties....................................      165,480      63,077      39,057
                                                                   ----------   ----------   --------
                                                                   $1,160,997   $ 664,802    $382,435
         Accumulated depletion, depreciation and amortization...     (455,424)   (143,061)    (85,251)
                                                                   ----------   ---------    --------
                  Total.........................................   $  705,573   $ 521,741    $297,184
                                                                   ==========   =========    ========

         Of the capitalized cost of unproved properties at December 31, 1997, $99,775,000, $32,650,000, $22,940,000 and $10,115,000 were incurred in 1997,
1996, 1995 and years prior to 1995, respectively. The Company anticipates evaluating these properties over the next three to five years as it continues its property exploitation and development program.

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

         The results of operations from oil and gas producing activities, which do not include revenues associated with the production and sale of sulfur and processing fees for third party gas, and excluding corporate overhead and interest costs are as follows (in thousands):


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                      1997           1996        1995
                                                                   ---------      --------      -------
         Revenues(1)............................................   $ 292,456      $159,232      $ 72,147
         Production costs.......................................     (81,965)      (42,240)      (26,375)
         Depreciation, depletion and amortization (2)...........    (313,347)      (57,811)      (30,830)
         Income tax  (provision) benefit........................      20,621       (14,415)       (5,573)
                                                                   ---------      --------      --------
         Results of operations for petroleum producing activities  $ (82,235)     $ 24,232      $  9,369
                                                                   ==========     ========      ========

         Average realized sales prices;
         Liquids (per Bbl)(3)...................................   $   17.10      $  16.93      $  16.46
         Natural Gas (per Mcf)..................................   $    2.45      $   2.16      $   1.59

-----------
         (1) Does not include 1997 and 1996 hedging losses amounting to $10.8 million and $20.5 million, respectively.
         (2) Includes a $200 million non cash impairment of oil and gas assets recorded pursuant to full cost accounting rules mandated by the SEC.
         (3) Includes condensate, oil and natural gas liquids and hedging gains and losses.

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

RESERVE QUANTITIES (UNAUDITED)

           Estimates of proved reserves of the Company and the related standardized measure of discounted future net cash flow information are based on the reports of independent petroleum engineers. All of the Company's proved reserves are located offshore or onshore - United States. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth herein represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

         The present value of estimated future net cash flows included herein should not be construed as the current market value of estimated oil and natural gas reserves attributable to the Company's operations. In accordance with the applicable requirements of the Securities and Exchange Commission (the "Commission"), the estimated discounted net cash flows from proved reserves are generally based on current prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Current prices in effect as of the valuation date incorporated the estimated effects of hedging agreements in place (see Note 8) as of the valuation date, and for the period the agreements will be in effectActual future cash flows will also be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by purchasers and changes in governmental regulation or taxation. The timing of actual future net cash flows from proved reserves, and their actual present value, will be affected by the timing of both production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the calculation of the present value of the future net revenues using a 10% discount as required by the Commission, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and the risk associated with the Company's reserves or the oil and gas industry in general.

         The Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 1995, 1996 and 1997 and the changes in its proved reserves are as follows:


                                                                       OIL              GAS
                                                                      (MBBL)           (MMCF)
                                                                    ---------         --------
         1995
         ----
         Proved developed and undeveloped:
               Beginning of year................................       11,310         172,122
               Production.......................................       (2,343)        (21,112)
               Purchases of minerals-in-place...................       10,691          57,786
               Extensions and discoveries.......................        6,018          21,344
               Sales of minerals-in-place.......................         (467)         (5,586)
               Revisions to previous estimates..................         (751)         (6,502)
                                                                       ------         -------
               End of year......................................       24,458         218,052
                                                                       ======         =======
         Proved developed:
               Beginning of year................................        9,035         125,468
                                                                       ======         =======

               End of year......................................       16,050         154,705
                                                                       ======         =======

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         1996
         ----
         Proved developed and undeveloped:
               Beginning of year................................       24,458         218,502
               Production.......................................       (4,006)        (32,738)
               Purchases of minerals-in-place...................       27,206          38,107
               Extensions and discoveries.......................        4,718          19,419
               Sales of minerals-in-place.......................          (38)         (3,552)
               Revisions to previous estimates..................        2,321          17,625
                                                                       ------         -------
               End of year......................................       54,659         256,913
                                                                       ======         =======
         Proved developed:
               Beginning of year................................       16,050         154,705
                                                                       ======         =======
               End of year......................................       45,040         187,949
                                                                       ======         =======



         1997
         ----
         Proved developed and undeveloped:
               Beginning of year................................       54,659         256,913
               Production.......................................       (8,210)        (57,737)
               Purchases of minerals-in-place...................       12,229          63,004
               Extensions and discoveries.......................           48         110,270
               Revisions to previous estimates..................         (683)          8,311
                                                                       ------         -------
               End of year......................................       58,043         380,761
                                                                       ======         =======

         Proved developed:
               Beginning of year................................       45,040         187,949
                                                                       ======         =======
               End of year......................................       39,766         309,542
                                                                       ======         =======


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

         Revisions to previous estimates for the periods ended December 31, 1996 and 1995 were primarily the result of property performance revisions. In 1997, an 11 million barrel price-related negative volume reduction in the Alaskan reserves, due to a technical reduction in the economic life of the reserves caused by a steep decline in oil prices at year end, was substantially offset by other upward revisions.

                                 FORCENERGY INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STANDARDIZED MEASURE OF  DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows (in thousands):


                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                          1997           1996            1995
                                                                       -----------    ------------   -----------
         Future cash inflows.......................................    $ 1,683,235    $ 2,220,916    $ 1,128,646
         Future production costs...................................       (530,327)      (588,973)      (242,370)
         Future development and dismantlement costs................       (311,065)      (191,022)      (143,845)
         Future income tax expense.................................       ( 52,291)      (377,857)      (183,850)
                                                                       ------------   -----------    -----------
         Future net cash flows.....................................        789,552      1,063,064        558,581
         10% annual discount for estimated timing of cash flows....       (194,354)      (260,919)      (151,625)
                                                                       -----------    -----------    -----------
         Standardized measure of discounted future net cash flows..    $   595,198    $   802,145    $   406,956
                                                                       ===========    ===========    ===========

         The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):


                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                          1997           1996            1995
                                                                       -----------    ------------   -----------
         Standardized measure -- beginning of period..............     $   802,145    $   406,956    $   152,627
         Sales of oil and gas produced, net of production costs...        (210,491)      (116,993)       (45,655)
         Purchases of minerals-in-place...........................         160,608        277,205        167,129
         Extensions and discoveries...............................         144,126        122,500         91,413
         Sales of minerals-in-place...............................          (1,322)        (4,268)        (4,395)
         Net changes in prices and production costs...............        (575,863)       131,553        181,480
         Changes in estimated future development and
           dismantlement costs....................................         (21,217)        (7,436)        (6,322)
         Revisions to previous quantity estimates.................          11,087         70,230        (20,468)
         Accretion of discount....................................          80,215         40,696         15,263
         Changes in timing of production and other................          (6,635)         1,523        (10,611)
         Net changes in income taxes..............................         212,545       (119,821)      (113,505)
                                                                       -----------    -----------    -----------
         Standardized measure-end of period.......................     $   595,198    $   802,145    $   406,956
                                                                       ===========    ===========    ===========

         The standardized measure is based on current prices as of the valuation date and reflects overall weighted average prices of:


                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                          1997           1996            1995
                                                                       -----------    ------------   -----------
         Oil (per Bbl)............................................     $     14.72    $    23.19     $    19.16
         Gas (per Mcf)............................................     $      2.18    $     3.71     $     3.02

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

         During the first quarter of 1998, oil and natural gas prices continued to decline from those being received as of the year end reserve valuation date. Weighted average prices that the Company estimates it will receive for March 1998 production are $12.65 per barrel and $2.14 per Mcf for oil and natural gas, respectively. If prices decline further from average prices being received as of March 1, 1998, the Company's capitalized cost could again exceed the present values of estimated future net revenues.