Form 10-K/A
period 1997-12-31
FORCENERGY INC
filed 1998-04-03
CIK 946140

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________

                         COMMISSION FILE NUMBER 0-26444

                                 FORCENERGY INC
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                         65-0429338
   ------------------------------                          -------------------
   (State of other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

        2730 S.W. 3RD AVENUE
             SUITE 800
           MIAMI, FLORIDA                                      33129-2356
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 856-8500

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                  NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                           WHICH REGISTERED
        -------------------                           ----------------
Common Stock, per value $0.1 per share            New York Stock Exchange
  Preferred Share Purchase Rights                 New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Annual Report on Form 10-K of Forcenergy Inc (the "Company") is made to amend the eighteenth sentence of page 5 in Part I, Item 1, and to restate the Financial Data Schedules (Exhibit 27 for all periods) reflecting the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," for all periods presented.

     Part I
     Item 1.    Business

         The eighteenth sentence on page 5 of the Annual Report on Form 10-K is hereby restated in its entirety to read as follows:

         The Company spent approximately $222.1 million in the Gulf of Mexico during 1997, including $19.6 million in undeveloped lease costs, $20.0 million in geological and geophysical costs and data and $6.3 million in internally capitalized costs.

     Part IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          (a)  Exhibits

               27.2        Restated Financial Data Schedule
               27.3        Restated Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FORCENERGY INC



Date:  April 3, 1998                 By: /s/ E. JOSEPH GRADY
                                        ----------------------------------------
                                        E. Joseph Grady
                                        Vice President - Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


By:             /s/ Stig Wennerstrom                                                    Date: April 3, 1998
     ------------------------------------------------------------
               Stig Wennerstrom
               President and Chief Executive Officer
               (Principal Executive Officer)


By:            /s/ E. Joseph Grady                                                      Date: April 3, 1998
     ------------------------------------------------------------
               E. Joseph Grady
               Vice President - Chief Financial Officer
               (Principal Financial and Accounting Officer)


By:            /s/ Bruce L. Burnham                                                     Date: April 3, 1998
     ------------------------------------------------------------
               Bruce L. Burnham, Director

By:            /s/ Eric Forss                                                           Date: April 3, 1998
     ------------------------------------------------------------
               Eric Forss, Director

By:            /s/ Robert Issal                                                         Date: April 3, 1998
     ------------------------------------------------------------
               Robert Issal
               Director & Chairman of the Board of Directors

By:            /s/ William F. Wallace                                                   Date: April 3, 1998
     ------------------------------------------------------------
               William F. Wallace, Director
