Form 10-Q
period 1998-03-31
FORCENERGY INC
filed 1998-05-15
CIK 946140

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                         Commission File Number: 0-26444

                                 FORCENERGY INC
             (Exact name of registrant as specified in its charter)


              Delaware                                  65-0429338

  (State or other jurisdiction of
   incorporation or organization)           (I.R.S. Employer Identification No.)


                         2730 S.W. 3rd Avenue, Suite 800
                                 Miami, Florida
                                   33129-2356
                    (Address of principal executive offices)
                                   (Zip code)

       Registrant's telephone number, including area code: (305) 856-8500

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X . No   .
                                             ---    ---
       As of April 30, 1998, 24,656,491 shares of the registrants Common Stock, $.01 per value, were outstanding.

================================================================================

                                 FORCENERGY INC
                                      INDEX

                                                                                                         PAGE
PART I.      FINANCIAL INFORMATION:                                                                     NUMBER
-------      ----------------------                                                                     ------

Item 1.      Financial Statements (Unaudited)

             a)  Consolidated Balance Sheets - March 31, 1998 and
                 December 31, 1997...............................................................           1
             b)  Consolidated Statements of Operations - Three months ended
                 March 31, 1998 and 1997.........................................................           2
             c)  Consolidated Statements of Cash Flows - Three months ended
                 March 31, 1998 and 1997.........................................................           3
             d)  Notes to Consolidated Financial Statements......................................           4

Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................           7

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.................................          11

Item 6.      Exhibits and Reports on Form 8-K....................................................          11


                           FORWARD-LOOKING STATEMENTS

         THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "PLAN," "INTEND," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," "PREDICT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-Q, INCLUDING STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" REGARDING PLANNED CAPITAL EXPENDITURES, THE AVAILABILITY TO FUND CAPITAL EXPENDITURES, ESTIMATES OF PROVED RESERVES, THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT ACTUAL RESULTS MAY NOT DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN FOR REASONS INCLUDING, WITHOUT LIMITATION, THE EFFECT OF COMPETION, THE LEVEL OF PETROLEUM INDUSTRY EXPLORATION AND PRODUCTION EXPENDITURES, WORLD ECONOMIC CONDITIONS, PRICES OF AND THE DEMAND FOR CRUDE OIL AND NATURAL GAS, DRILLING ACTIVITY, WEATHER, THE LEGISLATIVE ENVIRONMENT IN THE UNITED STATES AND OTHER COUNTRIES, OPEC POLICY, CONFLICT IN THE MIDDLE EAST AND OTHER MAJOR PETROLEUM PRODUCING REGIONS AND THE CONDITION OF THE CAPITAL AND EQUITY MARKETS. IN ADDITION, RESERVE ENGINEERING IS A SUBJECTIVE PROCESS OF ESTIMATING UNDERGROUND ACCUMULATIONS OF OIL AND GAS, AND RESERVE ESTIMATES ARE GENERALLY DIFFERENT FROM QUANTITIES OF OIL AND GAS THAT ARE ULTIMATELY RECOVERED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS



                                 FORCENERGY INC

                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                                        (IN THOUSANDS)
                                                                                 MARCH 31,         DECEMBER 31,
                                                                                    1998               1997
                                                                             ----------------     --------------
ASSETS:

CURRENT ASSETS:
     Cash............................................................        $            610    $        16,048
     Accounts receivable, net........................................                  41,892             43,502
     Other current assets............................................                  26,530             30,231
                                                                             ----------------    ---------------
         Total current assets........................................                  69,032             89,781
                                                                             ----------------    ---------------

PROPERTY, PLANT AND EQUIPMENT, at cost (full cost
     method) net of accumulated depletion, depreciation
     and amortization................................................                 786,691            713,983
                                                                             ----------------    ---------------
OTHER ASSETS.........................................................                  20,907             20,466
                                                                             ----------------    ---------------
                                                                             $        876,630    $       824,230
                                                                             ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
     Accounts payable................................................        $         32,830    $        32,666
     Other accrued liabilities.......................................                  71,824             70,009
                                                                             ----------------    ---------------
         Total current liabilities...................................                 104,654            102,675
                                                                             ----------------    ---------------
LONG-TERM DEBT.......................................................                 558,700            506,564
                                                                             ----------------    ---------------
DEFERRED INCOME TAXES................................................                      --                 --
                                                                             ----------------    ---------------
     STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
         none issued or outstanding
     Common stock, $.01 par value; 50,000,000
         shares authorized; 24,485,318 and 25,504,617
         issued and outstanding at March 31, 1998
         and December 31, 1997, respectively.........................                     245                255
     Capital in excess of par value..................................                 346,770            346,876
     Retained earnings...............................................                (133,739)          (132,140)
                                                                             ----------------    ---------------
       Total stockholders' equity....................................                 213,276            214,991
                                                                             ----------------    ---------------
                                                                             $        876,630    $       824,230
                                                                             ================    ===============





   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          1998            1997
                                                        --------        -------
REVENUES:
   Oil and gas sales .............................      $ 71,785       $ 70,580
   Other .........................................           170            425
                                                        --------       --------
                                                          71,955         71,005
                                                        --------       --------

EXPENSES:
   Lease operating ...............................        23,631         16,185
   Depletion, depreciation and amortization ......        35,512         25,457
   Production taxes ..............................         1,035          1,059
   General and administrative ....................         4,793          3,682
                                                        --------       --------
                                                          64,971         46,383
                                                        --------       --------

INCOME FROM OPERATIONS ...........................         6,984         24,622
Interest and other income ........................           503            322
Interest expense, net of amounts capitalized .....       (10,259)        (6,848)
                                                        --------       --------
Income (loss) before income taxes ................        (2,772)        18,096
Income tax benefit (provision) ...................         1,173         (6,922)
                                                        --------       --------
NET INCOME (LOSS) ................................      $ (1,599)      $ 11,174
                                                        ========       ========

NET INCOME (LOSS) PER SHARE: BASIC ...............      $   (.06)      $    .49
                                                        ========       ========
                             DILUTED .............      $   (.06)      $    .47
                                                        ========       ========

Weighted average shares outstanding:  basic ......        25,371         22,579
                                      diluted ....        25,371         23,892















   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                (IN THOUSANDS)
                                                         ----------------------------
                                                         THREE MONTHS ENDED MARCH 31,
                                                              1998            1997
                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..............................      $  (1,599)      $  11,174
                                                           ---------       ---------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depletion, depreciation and amortization .......         35,991          25,867
     Deferred taxes .................................         (1,173)          6,922
     Equity in earnings of affiliate ................           (369)            (55)
     Decrease in accounts receivable ................          1,610           1,496
     (Increase) decrease in other current assets ....          3,701          (2,467)
     Increase in accounts payable ...................            164           1,763
     (Decrease) increase in other accrued liabilities         (3,659)         14,314
                                                           ---------       ---------
Net cash provided by operating activities: ..........         34,666          59,014
                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions ...................................        (19,780)        (68,836)
     Capital expenditures ...........................        (82,966)        (43,798)
     Decrease (increase) in other assets ............            622          (2,229)
                                                           ---------       ---------
Net cash used in investing activities ...............       (102,124)       (114,863)
                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under senior credit facility ........        129,900          81,262
     Repayments under senior credit facility ........        (77,764)       (179,094)
     Issuance of long-term debt, net of expenses ....             --         193,849
     Issuance of common stock .......................             --             192
     Other ..........................................           (116)             --
                                                           ---------       ---------
Net cash provided by financing activities ...........         52,020          96,209
                                                           ---------       ---------
NET (DECREASE) INCREASE IN CASH .....................        (15,438)         40,360
CASH AT BEGINNING OF PERIOD .........................         16,048           9,669
                                                           ---------       ---------
CASH AT END OF PERIOD ...............................      $     610       $  50,029
                                                           =========       =========

Supplemental disclosures of cash flow information:
     Cash paid for interest: ........................      $  11,141       $   1,112



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

       The unaudited interim consolidated financial statements of the Company for the periods indicated herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. Certain minor amounts previously reported in the financial statements of the prior periods have been reclassified here to conform to the current period presentation. Capitalized terms not defined herein have the meanings as defined in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - LONG TERM DEBT

       On April 13, 1998, the Company renegotiated certain terms of its Senior Credit Facility. The maximum loan commitment under the facility was increased from $200 million to $250 million with the borrowing base also increased from $200 million to $250 million. The term of the facility was extended to a maturity of March 31, 2002, at which time all advances outstanding become due and payable.

       The expanded facility provides for interest on amounts outstanding under the revolver (at the Company's election) at either the prime rate or LIBOR plus between 0.75% and 1.25%, depending on Forcenergy's ratio of total long-term debt to total book capitalization at the end of the previous calendar quarter. The facility previously provided for interest at the prime rate, or LIBOR plus 1.00%.

       The Senior Credit Facility contains certain covenants which include maintenance of minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitations on dividends and additional debt or liens. The Company is in compliance with these covenants, or has received waivers in the event of non-compliance.

       At April 30, 1998, the Company had approximately $36.3 million available under the facility.

                                 FORCENERGY INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                         For the Three Months Ended March 31,
                                   ----------------------------------------------------------------------
                                                  1998                                  1997
                                   --------------------------------       -------------------------------
                                                              Per                                    Per
                                    Loss         Shares      Share        Income       Shares       Share
                                    ----         ------      -----        ------       ------       -----
BASIC EPS
     Income (Loss) available
     to common stockholders        $(1,599)       25,371      $(.06)      $11,174       22,579      $ .49

EFFECT OF DILUTIVE SECURITIES
     Options & Warrants                 --            --         (1)           --        1,313       (.02)
                                   -------       -------      -----       -------      -------      -----

DILUTED EPS
     Income available
     to common stockholders
     and assumed exercises         $(1,599)       25,371      $(.06)      $11,174       23,892      $ .47
                                   =======       =======      =====       =======      =======      =====

         (1) The effect of 898,436 shares of potential common stock were anti-dilutive in 1998 due to the loss.

NOTE 4 - STOCK HOLDER RIGHTS PLAN

         On May 8, 1998, the Company amended its Stockholder Rights Plan providing that rights under the plan will now become exercisable if a person or group acquires 15% or more of Forcenergy's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 15% or more of Forcenergy's stock. Formerly, the plan provided for a threshold percentage of 20% of the outstanding voting common stock. In addition, as a result of the acquisition of Forcenergy AB ("FAB") by the Company, the plan has been amended to delete references to FAB and its successors as being excluded from the plan's effect (see Note 5). The Stockholder Rights Plan now applies to all stockholders of Forcenergy.

NOTE 5 - ACQUISITION

         On December 19, 1997 Forcenergy made a public tender offer for all of the outstanding shares of FAB. FAB was formed in 1990 to provide capital for Forcenergy's oil and gas operations in the United States. FAB currently owns 8,740,486 shares of Forcenergy common stock, its only significant asset. The proposed issuance of the Forcenergy shares pursuant to the terms of the tender offer was approved by Forcenergy Inc shareholder vote on March 17, 1998. On March 31, 1998, 97% of the outstanding common shares of FAB had been tendered in connection with the offer and all conditions of the offer were met.

As of May 14, 1998, 99.5% of outstanding FAB shares had been tendered and Forcenergy had issued approximately 7.9 million shares valued at $27 per share (the price of the Company's common stock on the date the tender offer was initiated), in exchange for the tendered shares. The 8,740,486 Forcenergy shares owned by FAB are controlled by Forcenergy, and for accounting and voting purposes are no longer considered outstanding. The acquisition has been accounted for as a purchase with results of operations included beginning March 31, 1998.

NOTE 6 -- FINANCIAL INSTRUMENTS

         Forcenergy utilizes, from time to time, forward sales contracts and commodity swaps on portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide Forcenergy the opportunity to benefit from oil and natural gas price increases, should they occur. The Company has entered into forward sales and swap arrangements with respect to approximately 14% of its estimated natural gas production through May 1998 at a weighted average price of $2.38 per mcf. Furthermore, another 32% of natural gas production for the April through September 1998 period has been hedged through no-cost three-way options with an average floor of $2.33 per mcf and an average ceiling of $2.58 per mcf. If prices fall below an average of $2.03 per mcf in any month, the floor for that month resets to the $2.03 average. Finally, the Company has in place collar arrangements hedging 14% of natural gas production from May 1998 through October 1998 with a weighted average floor of $2.40 per mcf and a weighted average ceiling of $2.78 per mcf. Forcenergy has also hedged approximately 17% of its estimated oil production through December 1998 using no-cost collar arrangements with weighted average floors of $18.50 per bbl and weighted average ceilings of $22.74 per bbl. Additionally, the Company has hedged through no-cost three-way options 4% of estimated oil production from July 1998 through December 1998 with a floor and ceiling of $17.20 and $19.10 per bbl, respectively. If prices fall below $15.00 per bbl in any month the floor for that month resets at $15.00 per bbl. All of these arrangements are settled on a monthly basis. The percentages of production reflected assume current production rates. The fair market value of all contracts in place at March 31, 1998 was insignificant.

                                 FORCENERGY INC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


PRODUCTION DATA

         The following table sets forth the Company's historical oil and natural gas production data during the periods indicated:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                     -----------------------------------
                                                                         1998                   1997
                                                                     ------------             ----------
         Production:
           Liquids (Mbbls) (1)..................................            2,136                  1,889
           Natural gas (MMcf)...................................           18,314                 12,672
           Total (MBOE).........................................            5,188                  4,001

         Average realized sales prices (2):
           Oil (per Bbl)........................................     $      14.16             $    20.43
           Plant products (per Bbl).............................            13.52                  19.00
           Liquids (1)..........................................            14.13                  20.37
           Natural gas (per Mcf)................................             2.27                   2.53

         Expenses (per BOE):
           Lease operating......................................     $       4.55             $     4.05
           Production taxes.....................................              .20                    .27
           Depletion, depreciation and amortization.............             6.84                   6.36
           General and administrative, net......................              .92                    .92

         -------------
         (1)   Includes crude oil, condensate and natural gas liquids.
         (2)   Net of hedging

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 1998 AND MARCH 31, 1997

         OPERATING AND NET INCOME/LOSS. Operating income decreased to $7.0 million for the first quarter of 1998 compared to the $24.6 million reported for the first quarter of 1997. The net loss for the three months ended March 31, 1998 was $1.6 million compared to net income of $11.2 million for the same period last year. The decrease in both operating and net income was attributable primarily to lower net realized oil and natural gas prices as well as higher lease operating expenses and depletion, depreciation and amortization discussed below.

         PRODUCTION. The Company's net liquids production rose to 2,136 Mbbls for the first quarter of 1998 from 1,889 Mbbls in the comparable 1997 period, a 13% improvement. Net gas production increased to 18,314 Mmcf in the 1998 quarter, a 44% increase over the 12,672 Mmcf produced in the same period last year. On an equivalent unit basis, oil and gas production increased to 5,188 Bbbls for the 1998 quarter, 30% more than the 4,001 Bbbls produced during the 1997 period. The increase in oil and gas production resulted primarily due to the overall success of the Company's 1997 drilling program and from 1997 acquisitions.

         REVENUES. Revenues for the 1998 quarter increased to $72.0 million, a slight improvement over the $71.0 million reported for the same period last year. Higher production volumes were offset by decreases in prices. Average net realized liquids prices decreased to $14.13 per bbl for the 1998 period, a 31% decline compared to the $20.37 per bbl received for the first quarter of 1997. Average net realized natural gas prices decreased to $2.27 per mcf in the first quarter of 1998, a 10% decrease from the $2.53 per mcf reported for the 1997 period.

         Average prices received at the field level for the 1998 quarter were $13.70 per bbl and $2.19 per mcf for liquids and natural gas, respectively. After taking into account hedging activities, specifically, a $1.0 million increase in liquids revenue and a $1.5 million increase in natural gas revenue, net realized prices increased to $14.13 per bbl and $2.27 per mcf, respectively. Average prices received at the field level for the first quarter of 1997 were $21.49 per bbl and $2.88 per mcf for oil and natural gas, respectively. After the effects of hedging activities, specifically a $2.1 million reduction in oil revenue and a $4.4 million reduction in natural gas revenue, net realized first quarter 1997 prices were reduced to $20.37 per bbl and $2.53 per mcf for liquids and natural gas, respectively.

         LEASE OPERATING EXPENSES. Lease operating expenses were $23.6 million for the first quarter of 1998 compared to the $16.2 million reported for the same period last year. The increase related primarily to lease operating expenses associated with new oil and gas properties acquired in 1997. On an equivalent unit of production basis, expenses increased to $4.55 per BOE for the 1998 quarter from $4.05 per BOE for the comparable 1997 period, an increase attributable to higher than normal seasonal repair and maintenance activities.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense increased to $35.5 million for the 1998 period from the $25.5 million reported for the first quarter of 1997. The increase resulted from higher production levels and an increase in the DD&A per unit of production to $6.84 per BOE, compared to $6.36 per BOE for the same period last year.

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs were $4.8 million for the first quarter of 1998 compared with $3.7 million reported for the 1997 period, an increase attributable primarily to the overall growth of the Company including the expansion of its Alaska, U.S. onshore and international operations during 1997. On an equivalent BOE produced basis, general and administrative expenses were $.92 per BOE in both periods.

         INTEREST EXPENSE. Interest expense, net of amounts capitalized, increased to $10.3 million for the 1998 quarter compared to $6.8 million for the first quarter of 1997. The increase in interest expense in 1998 as compared to 1997 was primarily due to the increase in long-term debt levels.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements through cash flow from operations, bank borrowings and private and public placements of debt and equity securities. The Company's primary sources of funds for each of the periods indicated herein were as follows:


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                   ---------------------------------
                                                                       1998                     1997
                                                                   -------------            --------
Net cash provided by operating activities.....................     $      34,666            $  59,014
Borrowings under the Senior Credit Facility...................           129,900               81,262
Repayments under the Senior Credit Facility...................           (77,764)            (179,094)
Issuance of long-term debt, net of expenses...................                --              193,849

         The Company had approximately $600,000 in cash at March 31, 1998 compared to $16.0 million at the end of 1997. Working capital was a negative $35.6 million at March 31, 1998 compared with a negative $12.9 million at December 31, 1997. The decrease in working capital relates primarily to the expenditure of beginning cash balances on the 1998 drilling program. Working capital will normally show a deficit which is related to the Company's continuous active drilling programs and the timing of processing invoices associated with these activities.

         Forcenergy generated approximately $34.7 million in cash from operations during the first quarter of 1998 compared to $59.0 million during the same period in 1997. This decrease was due primarily to the decrease in revenue associated with the lower net realized oil and natural gas prices.

         Total capital expenditures were $102.7 million for the three months ended March 31, 1998, including $19.8 million for acquisitions. Funding for these expenditures was provided through cash flow from operations and borrowings under the Company's existing Senior Credit Facility.

         On April 13, 1998 the Company renegotiated certain terms of its Senior Credit Facility. The maximum loan commitment under the facility was increased from $200 million to $250 million with the borrowing base also increased from $200 million to $250 million. The term of the facility was extended to a maturity of March 31, 2002, at which time all advances outstanding become due and payable.

         At April 30, 1998 the Company had approximately $36.3 million available under the facility.

         The expanded facility provides for interest on amounts outstanding under the revolver (at the Company's election) at either the prime rate or LIBOR plus between 0.75% and 1.25%, depending on Forcenergy's ratio of total long-term debt to total book capitalization at the end of the previous calendar quarter.

         The Senior Credit Facility contains certain covenants which include maintenance of a minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitations on dividends and additional debt or liens. The Company is in compliance with these covenants, or has received waivers in the event of non-compliance.

         The Company's capital expenditure budget for 1998, exclusive of acquisitions, is estimated to be approximately $195 million. Forcenergy will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties and the availability of capital. Although the 1998 budget does not incorporate any acquisitions, the Company will continue to selectively seek acquisition opportunities where it believes significant exploration and development potential exists.

         Revenues generated from operations are highly dependent upon the price of, and demand for, oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future as prices are subject to wide fluctuations in response to relatively factors that are beyond the control of the Company. These uncontrollable factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels and political and economic conditions in the Middle East, Russia, Mexico and Canada that can affect the supply and price of foreign oil and natural gas. It is impossible to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices may adversely affect the Company's financial condition, liquidity and results of operations. Lower prices also may reduce the amount of reserves that can be produced economically, as well as limit the ability to continue to exploit and develop the existing reserve base.

         Forcenergy utilizes, from time to time, forward sales contracts and commodity swaps on portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide Forcenergy the opportunity to benefit from oil and natural gas price increases, should they occur. The Company has entered into forward sales and swap arrangements with respect to approximately 14% of its estimated natural gas production through May 1998 at a weighted average price of $2.38 per mcf. Furthermore, another 32% of natural gas production for the April through September 1998 period has been hedged through no-cost three-way options with an average floor of $2.33 per mcf and an average ceiling of $2.58 per mcf. If prices fall below an average of $2.03 per mcf in any month, the floor for that month resets to the $2.03 average. Finally, the Company has in place no-cost collar arrangements hedging 14% of natural gas production from May 1998 through October 1998 with a weighted average floor of $2.40 per mcf and a weighted average ceiling of $2.78 per mcf. Forcenergy has also hedged approximately 17% of its estimated oil production through December 1998 using no-cost collar arrangements with weighted average floors of $18.50 per bbl and weighted average ceilings of $22.74 per bbl. Additionally, the Company has hedged through no-cost three-way options 4% of estimated oil production from July 1998 through December 1998 with a floor and ceiling of $17.20 and $19.10 per bbl, respectively. If prices fall below $15.00 per bbl in any month the floor for that month resets at $15.00 per bbl. All of these arrangements are settled on a monthly basis. The percentages of production reflected assume current production rates. The fair market value of contracts in place was insignificant at March 31, 1998.

Management believes that cash flow from operations and the borrowing capacity available under the renegotiated amended Senior Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements in 1998. However, because future cash flows and the availability of financing are subject to a number of variables, such as oil and natural gas prices, production operations, drilling results and the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures and to fund future acquisitions. Additional debt and equity financings or an increase in the size of the Senior Credit Facility may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

YEAR 2000 COMPLIANCE

         The Company's primary information systems are compliant with Year 2000 requirements. The Company's cost of compliance has been minimal and any future costs are not anticipated to be material to financial condition or results of operations.

         The Company currently has limited information concerning the Year 2000 compliance status of its suppliers of goods and services, other than those related to the Company's information systems. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

         In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting operating and geographic segments and the type and level of financial information to be discussed about those segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders of the Company was held on March 17, 1998 to consider and vote upon the proposal by the Company to authorize the issuance of shares of Forcenergy common stock in exchange for outstanding Series A and Series B shares of common stock of Forcenergy AB. A total of 11,163,258 shares voted "for" the proposal with 48,659 shares rejecting such proposal and 14,301,185 shares abstaining or withheld. Abstaining shares included 8,740,486 shares of the Company held by Forcenergy AB as those shares were not entitled to vote at the meeting and were not counted as present for quorum purposes pursuant to Delaware law.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                10.1       --       Fifth Restatement of Credit Agreement by and
                                    among Forcenergy Inc and ING (U.S.) Capital
                                    Corporation and certain financial
                                    institutions named therein as lenders.

                27         --       Financial Data Schedule

         (b) Reports on Form 8-K

         On March 2, 1998 the Company filed a Current Report on Form 8-K reporting financial results for the year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Miami, State of Florida, on the 14th day of May, 1998.

                                      FORCENERGY INC

                                  By: /s/ E. Joseph Grady
                                      -------------------
                                      E. Joseph Grady
                                      Vice President - Chief Financial Officer