Form 10-Q
period 1998-06-30
FORCENERGY INC
filed 1998-08-14
CIK 946140

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

         As of July 31, 1998, 24,701,014 shares of the registrant's Common Stock, $.01 per value, were outstanding.



================================================================================

                                 FORCENERGY INC
                                      INDEX

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
PART I.      FINANCIAL INFORMATION:

Item 1.      Financial Statements (Unaudited)
             a)  Consolidated Balance Sheets - June 30, 1998 and
                 December 31, 1997...............................................................     1
             b)  Consolidated Statements of Operations - Three months and six months
                 ended  June 30, 1998 and 1997...................................................     2
             c)  Consolidated Statements of Cash Flows - Six months ended
                 June 30, 1998 and 1997..........................................................     3
             d)  Notes to Consolidated Financial Statements......................................     4

Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...........................................................     8

PART II.     OTHER  INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.................................    15

Item 6.      Exhibits and Reports on Form 8-K....................................................    15




                           FORWARD-LOOKING STATEMENTS

         THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "PLAN," "INTEND," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," "PREDICT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-Q, INCLUDING STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" REGARDING PLANNED CAPITAL EXPENDITURES, THE ABILITY TO FUND CAPITAL EXPENDITURES, ESTIMATES OF PROVED RESERVES, THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT ACTUAL RESULTS MAY NOT DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN FOR REASONS INCLUDING, WITHOUT LIMITATION, THE EFFECT OF COMPETITION, THE LEVEL OF PETROLEUM INDUSTRY EXPLORATION AND PRODUCTION EXPENDITURES, WORLD ECONOMIC CONDITIONS, PRICES OF AND THE DEMAND FOR CRUDE OIL AND NATURAL GAS, DRILLING ACTIVITY, WEATHER, THE LEGISLATIVE ENVIRONMENT IN THE UNITED STATES AND OTHER COUNTRIES, OPEC POLICY, CONFLICT IN THE MIDDLE EAST AND OTHER MAJOR PETROLEUM PRODUCING REGIONS AND THE CONDITION OF THE CAPITAL AND EQUITY MARKETS. IN ADDITION, RESERVE ENGINEERING IS A SUBJECTIVE PROCESS OF ESTIMATING UNDERGROUND ACCUMULATIONS OF OIL AND GAS, AND RESERVE ESTIMATES ARE GENERALLY DIFFERENT FROM QUANTITIES OF OIL AND GAS THAT ARE ULTIMATELY RECOVERED. ALL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

PART I.  FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                                 FORCENERGY INC

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                      (IN THOUSANDS)
                                                                                 -------------------------
                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    1998            1997
                                                                                 ---------     -----------
ASSETS:

CURRENT ASSETS:
     Cash .................................................................      $   6,998       $  16,048
     Accounts receivable, net .............................................         35,872          43,502
     Other current assets .................................................         27,534          30,231
                                                                                 ---------       ---------
         Total current assets .............................................         70,404          89,781
                                                                                 ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, at cost (full cost
     method) net of accumulated depletion, depreciation
     and amortization .....................................................        855,396         713,983
                                                                                 ---------       ---------
OTHER ASSETS ..............................................................         18,217          15,618
                                                                                 ---------       ---------
                                                                                 $ 944,017       $ 819,382
                                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
     Accounts payable .....................................................      $  45,378       $  32,666
     Other accrued liabilities ............................................         75,301          65,161
                                                                                 ---------       ---------
         Total current liabilities ........................................        120,679          97,827
                                                                                 ---------       ---------
LONG-TERM DEBT ............................................................        616,406         506,564
                                                                                 ---------       ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
         none issued or  outstanding ......................................             --              --
     Common stock, $.01 par value; 50,000,000 shares
         authorized; 24,686,594 and 25,504,617 issued
         and outstanding at June 30, 1998 and December 31,
         1997, respectively ...............................................            247             255
     Capital in excess of par value .......................................        346,034         346,876
     Accumulated deficit ..................................................       (139,349)       (132,140)
                                                                                 ---------       ---------
       Total stockholders' equity .........................................        206,932         214,991
                                                                                 ---------       ---------
                                                                                 $ 944,017       $ 819,382
                                                                                 =========       =========






                   The accompanying notes are an integral part
                         of these financial statements.

                                 FORCENERGY INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        ---------------------------------------------------------
                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                        -------------------------       -------------------------
                                                           1998           1997             1998          1997
                                                        ---------       ---------       ---------       ---------
REVENUES:
   Oil and gas sales .............................      $  70,593       $  63,551       $ 142,378       $ 134,131
   Other .........................................            185             590             355           1,015
                                                        ---------       ---------       ---------       ---------
                                                           70,778          64,141         142,733         135,146
                                                        ---------       ---------       ---------       ---------

EXPENSES:
   Lease operating ...............................         24,442          19,181          48,073          35,366
   Depletion, depreciation and amortization ......         38,089          27,899          73,601          53,356
   Production taxes ..............................          1,137           1,172           2,172           2,231
   General and administrative ....................          4,327           3,459           9,120           7,141
                                                        ---------       ---------       ---------       ---------
                                                           67,995          51,711         132,966          98,094
                                                        ---------       ---------       ---------       ---------

INCOME FROM OPERATIONS ...........................          2,783          12,430           9,767          37,052
Interest and other income ........................            284           1,426             787           1,748
Interest expense, net of amounts capitalized .....        (11,658)         (7,912)        (21,917)        (14,760)
                                                        ---------       ---------       ---------       ---------
Income (loss) before income taxes ................         (8,591)          5,944         (11,363)         24,040
Income tax benefit (provision) ...................          2,980          (1,998)          4,153          (8,920)
                                                        ---------       ---------       ---------       ---------
NET INCOME (LOSS) ................................      $  (5,611)      $   3,946       $  (7,210)      $  15,120
                                                        =========       =========       =========       =========

NET INCOME (LOSS) PER SHARE: basic ...............      $    (.23)      $     .17       $    (.29)      $     .67
                                                        =========       =========       =========       =========
                              diluted ............      $    (.23)      $     .16       $    (.29)      $     .63
                                                        =========       =========       =========       =========

Weighted average shares outstanding: basic .......         24,642          22,668          25,004          22,624
                                     diluted .....         24,642          23,977          25,004          23,935








                   The accompanying notes are an integral part
                         of these financial statements.

                                 FORCENERGY INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    (IN THOUSANDS)
                                                               -------------------------
                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               -------------------------
                                                                  1998           1997
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..................................      $  (7,210)      $  15,120
                                                               ---------       ---------
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depletion, depreciation and amortization .......         74,574          54,218
         Deferred taxes .................................         (4,153)          8,920
         Equity in earnings of affiliate ................           (631)           (900)
         Other ..........................................             --            (111)
         Decrease in accounts receivable ................          7,630           6,718
         (Increase) decrease in other current assets ....          2,697         (12,073)
         Increase in accounts payable ...................         12,712           2,631
         Increase in other accrued liabilities ..........          2,470          13,086
                                                               ---------       ---------
Net cash provided by operating activities ...............         88,089          87,609
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions .......................................        (42,818)        (92,698)
     Capital expenditures ...............................       (165,634)        (97,265)
     Decrease (increase) in other assets ................            462          (1,698)
     Dividends received from affiliate ..................            750             300
                                                               ---------       ---------
Net cash used in investing activities ...................       (207,240)       (191,361)
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under senior credit facility ............        225,400          81,262
     Repayments under senior credit facility ............       (115,558)       (179,094)
     Issuance of long-term debt, net of expenses ........             --         193,414
     Issuance of common stock ...........................            375           1,592
     Other ..............................................           (116)             --
                                                               ---------       ---------
Net cash provided by financing activities ...............        110,101          97,174
                                                               ---------       ---------
NET DECREASE IN CASH ....................................         (9,050)         (6,578)
CASH AT BEGINNING OF PERIOD .............................         16,048           9,669
                                                               ---------       ---------
CASH AT END OF PERIOD ...................................      $   6,998       $   3,091
                                                               =========       =========

Supplemental disclosures of cash flow information:
     Cash paid for interest .............................      $  23,196       $   9,387
                                                               =========       =========



                   The accompanying notes are an integral part
                         of these financial statements.

                                 FORCENERGY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - LONG TERM DEBT

       During the second quarter, the Company renegotiated certain terms of its Senior Credit Facility. The maximum loan commitment under the facility was increased from $200 million to $320 million with the borrowing base also increased to $320 million. The term of the facility was extended to a maturity of March 31, 2002, at which time all advances outstanding and accrued interest thereon become due and payable. The expanded facility provides for interest on amounts outstanding under the revolver (at the Company's election) at either the prime rate or LIBOR plus between .75% and 2.0%, depending on Forcenergy's ratio of total long-term debt to total book capitalization ("Debt to Capitalization Ratio") at the end of the previous calendar quarter. Effective April 30, 1999, interest rates on the Company's LIBOR borrowings will be increased by an additional margin ranging from .125% to .25% if the Company does not reduce its Debt to Capitalization Ratio to 65% or less. The terms of the amendment provide that the maximum loan amount will be reduced to $300 million and $275 million on May 1, 1999, and September 1, 1999, respectively, absent redetermination related to the Company's ability to continue to grow its reserve base prior to those dates. On July 1, 1998, the Company's LIBOR-based borrowing rate was LIBOR plus 1.25%.

       The Senior Credit Facility contains certain covenants which include maintenance of minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitations on dividends and additional debt or liens. The Company is in compliance with these covenants, or has received waivers in the event of non-compliance.

       At June 30, 1998, the Company had approximately $73.2 million available under the facility.

NOTE 3 - EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                                  THREE MONTHS ENDED JUNE 30,
                                       --------------------------------------------------------------------------------
                                                      1998                                       1997
                                       ----------------------------------        --------------------------------------
                                                                    PER                                         PER
                                        LOSS         SHARES        SHARE          INCOME       SHARES          SHARE
                                       -------       -------      -------        -------       -------      -----------
BASIC EPS:
    Income (loss) available
        to common stockholders ..      $(5,611)       24,642      $  (.23)       $ 3,946        22,668      $       .17

EFFECT OF DILUTIVE SECURITIES:
    Options and warrants ........           --            --        --    (1)         --         1,309             (.01)
                                       -------       -------      -------        -------       -------      -----------

DILUTED EPS:
    Income available to
        common stockholders
        and assumed exercises ...      $(5,611)       24,642      $  (.23)       $ 3,946        23,977      $       .16
                                       =======       =======      =======        =======       =======      ===========



                                                                 SIX MONTHS ENDED JUNE 30,
                                       --------------------------------------------------------------------------------
                                                      1998                                       1997
                                       ----------------------------------        --------------------------------------
                                                                    PER                                         PER
                                         LOSS        SHARES        SHARE         INCOME        SHARES          SHARE
                                       -------       -------      -------        -------       -------      -----------

BASIC EPS:
    Income (loss) available
        to common stockholders .....   $(7,210)       25,004      $  (.29)       $15,120        22,624      $       .67

EFFECT OF DILUTIVE SECURITIES:
    Options and warrants ...........        --            --           -- (1)         --         1,311             (.04)
                                       -------       -------      -------        -------       -------      -----------

DILUTED EPS:
    Income available to
        common stockholders
        and assumed exercises ......   $(7,210)       25,004      $  (.29)       $15,120        23,935      $       .63
                                       =======       =======      =======        =======       =======      ===========



----------
(1) The effect of 762,954 and 830,695 shares of potential common stock were anti-dilutive for the quarter and six months ended June 30, 1998, respectively, due to the loss in both periods.

                                FORCENERGY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4 - STOCK HOLDER RIGHTS PLAN

         On May 8, 1998, the Company amended its Stockholder Rights Plan providing that rights under the plan will now become exercisable if a person or group acquires 15% or more of Forcenergy's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 15% or more of Forcenergy's stock. Formerly, the plan provided for a threshold percentage of 20% of the outstanding voting common stock. In addition, as a result of the Company's acquisition of Forcenergy AB ("FAB") in March 1998, the plan has been amended to delete references to FAB and its successors as being excluded from the plan's effect. The Stockholder Rights Plan now applies to all stockholders of Forcenergy.

NOTE 5 - 1995 STOCK INCENTIVE PLAN

         On May 14, 1998, by shareholder vote, the number of shares authorized under the 1995 Stock Incentive Plan was increased from 4,000,000 to 6,000,000 shares.

NOTE 6 - FINANCIAL INSTRUMENTS

         Forcenergy utilizes, from time to time, forward sales contracts and commodity swaps on portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide Forcenergy the opportunity to benefit from oil and natural gas price increases, should they occur. The Company has entered into no-cost three-way option arrangements with respect to approximately 29% of its estimated natural gas production for the July through September 1998 period and for the April through September 1999 period with average floors of $2.33 per Mcf and average ceilings of $2.58 per Mcf. If prices fall below an average of $2.03 per Mcf in any month, the floor for that month resets to the $2.03 average. In addition, the Company has in place collar arrangements hedging 13% of natural gas production from July 1998 through October 1998 with weighted average floors of $2.40 per Mcf and weighted average ceilings of $2.78 per Mcf. Finally, the Company has hedged approximately 8% of natural gas production for the January through December 1999 period using a no-cost three-way option with a floor and ceiling of $2.30 per Mcf and $3.08 per Mcf, respectively, however, the Company's downside protection below $2.30 is limited up to a maximum of $.30 per Mcf under this agreement.

         Forcenergy has hedged approximately 17% of its estimated oil production through December 1998 using no-cost collar arrangements with weighted average floors of $18.50 per Bbl and weighted average ceilings of $22.74 per Bbl. Secondly, the Company has hedged through a no-cost three-way option approximately 4% of oil production from July 1998 through June 1999 with a floor and ceiling of $17.20 and $19.10 per Bbl, respectively. If prices fall below $15.00 per Bbl in any month, the floor for that month resets at $15.00 per Bbl. Thirdly, the Company has in place no-cost three-way options hedging 17% of oil production through June 30, 1999, with floors and ceilings of $16.00 and $19.00 per Bbl, respectively, however, the Company's downside protection below $16.00 is limited to a weighted average maximum of $1.93 per Bbl. Fourthly, the Company has hedged approximately 8% of oil production through December 1999 using a no-cost three-way option with a floor and ceiling of $16.00 and $19.25 per Bbl, respectively, with a maximum of $3.00 per Bbl in downside protection. Finally, Forcenergy has in place a no-cost three-way option hedging 13% of its estimated oil production from January 1999 through December 2000 with a floor and ceiling of $16.50 and $20.15 per Bbl, respectively, with a maximum of $3.50 per Bbl in downside protection. All of these arrangements are settled on a monthly basis. The percentages of production reflected assume current production rates. The fair market value of all contracts in place at June 30, 1998 is estimated at approximately $10.9 million to the Company's benefit.

                                FORCENERGY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). The statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. Statement No. 133 will become effective with respect to the Company on January 1, 2000. The Company is currently evaluating the impact of the statement.

                                 FORCENERGY INC


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

PRODUCTION DATA

         The following table sets forth the Company's historical liquids and natural gas production data during the periods indicated:

                                                     THREE MONTHS ENDED JUNE             SIX MONTHS ENDED
                                                               30,                            JUNE 30
                                                -----------------------------   -----------------------------
                                                     1998           1997              1998           1997
                                                -------------   -------------   -------------   -------------

            Production in thousands:
                 Liquids (MBbls) (1) .....           2,239           2,076           4,375           3,965
                 Natural gas (Mmcf) ......          19,972          13,926          38,286          25,598
                 Total (MBOE) ............           5,568           4,397          10,756           8,398

            Average realized sales prices (2):
                 Oil (per Bbl) ...........      $    11.90      $    16.65      $    13.01      $    18.45
                 Plant products (per Bbl)            11.24           11.76           12.28           15.17
                 Liquids (per Bbl) (1) ...           11.86           16.42           12.97           18.30
                 Natural gas (per Mcf) ...            2.20            2.12            2.24            2.31

            Expenses (per BOE):
                 Lease operating .........      $     4.39      $     4.36      $     4.47      $     4.21
                 Depletion, depreciation and
                     amortization ........            6.84            6.36            6.84            6.36
                 General and administrative, net       .78             .79             .85             .85



----------


(1)   Includes crude oil, condensate and natural gas liquids.
(2)   Net of hedging results.

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 1998 AND JUNE 30, 1997

         OPERATING AND NET INCOME/LOSS. Operating income decreased to $2.8 million for the second quarter of 1998 compared to the $12.4 million reported for the comparable 1997 quarter. The net loss for the three months ended June 30, 1998 was $5.6 million compared to net income of $3.9 million reported for the same period last year. The decrease in both operating and net income was attributable primarily to lower average net realized liquids prices, higher total lease operating expenses associated with new properties, and higher depletion, depreciation and amortization expense on higher production volumes, all discussed below.

         PRODUCTION. Net liquids production increased to 2,239 thousand barrels ("MBbls") for the second quarter of 1998 from 2,076 MBbls in the comparable 1997 period, an 8% improvement. Net gas production increased to 19,972 million cubic feet of natural gas ("Mmcf") in the 1998 quarter, a 43% increase over the 13,926 Mmcf produced in the same period last year. On an equivalent unit basis, liquids and gas production increased to 5,568 thousand barrels of oil equivalent ("MBOE") for the 1998 quarter, 27% more than the 4,397 MBOE produced during the 1997 period. The increase in liquids and gas production resulted primarily from new production from the Company's 1998 and 1997 drilling programs, from the West McArthur River (Cook Inlet, Alaska) and the Convest/Edisto acquisitions in 1997 and from a series of smaller acquisitions in 1998.

         REVENUES. Revenues for the 1998 quarter increased to $70.8 million, a 10% improvement over the $64.1 million reported for the same period last year. Higher production volumes were substantially offset by decreases in liquids prices. Average net realized liquids prices decreased to $11.86 per barrel ("Bbl") for the 1998 quarter, a 28% decline compared to the $16.42 per Bbl received during the second quarter of 1997. Average net realized natural gas prices were $2.20 per thousand cubic feet of natural gas ("Mcf") in the second quarter of 1998, a 4% increase from the $2.12 per Mcf reported for the 1997 period.

         Average prices received at the field level for the 1998 quarter were $11.24 per Bbl and $2.15 per Mcf for liquids and natural gas, respectively. After taking into account hedging activities, specifically, a $1.4 million increase in liquids revenue and a $1.1 million increase in natural gas revenue, net realized prices increased to $11.86 per Bbl and $2.20 per Mcf, respectively. Average prices received at the field level for the second quarter of 1997 were $16.69 per Bbl and $2.10 per Mcf for liquids and natural gas, respectively. After the effects of hedging activities, specifically a $0.6 million reduction in liquids revenue and a $0.2 million increase in natural gas revenue, net realized second quarter 1997 prices were reduced to $16.42 per Bbl for liquids and increased to $2.12 per Mcf for natural gas.

         LEASE OPERATING EXPENSES. Lease operating expenses were $24.4 million for the second quarter of 1998 compared to the $19.2 million reported for the same period last year. The increase related primarily to lease operating expenses associated with new oil and gas properties acquired in late 1997 and early 1998. On an equivalent unit of production basis, lease operating expenses remained relatively flat at $4.39 and $4.36 per barrel of oil equivalent ("BOE") for the 1998 and 1997 quarters, respectively.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense increased to $38.1 million for the 1998 period from the $27.9 million reported for the second quarter of 1997. The increase resulted from higher production levels and from an increase in the DD&A rate per unit of production to $6.84 per BOE, compared to $6.36 per BOE for the same period last year.

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs, which are net of capitalized internal costs and overhead reimbursements, were $4.3 million for the second quarter of 1998 compared with $3.5 million reported for the 1997 period, an increase attributable primarily to the overall growth of the Company including the expansion of the Alaska, U.S. onshore and international operations during 1997. On a per BOE produced basis, general and administrative expenses were flat at $0.78 and $0.79 per BOE for the three months ended June 30, 1998 and 1997, respectively.

         INTEREST EXPENSE. Interest expense, net of amounts capitalized, increased to $11.7 million for the 1998 quarter compared to $7.9 million for the second quarter of 1997. The increase in interest expense in 1998 as compared to 1997 was primarily due to the increase in long-term debt levels.

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 1998 AND JUNE 30, 1997

         OPERATING AND NET INCOME/LOSS. Operating income was $9.8 million for the six months ended June 30, 1998 compared to the $37.1 million reported for the 1997 period. The net loss for the six months ended June 30, 1998 was $7.2 million compared to net income of $15.1 million reported for the same period last year. The decrease in both operating and net income was attributable primarily to lower average net realized liquids and natural gas prices, higher total lease operating expenses and higher depletion, depreciation and amortization expense on higher production volumes, all discussed below.

         PRODUCTION. Net liquids production improved by 10% to 4,375 MBbls for the first half of 1998 from 3,965 MBbls in the comparable 1997 period. Net gas production increased to 38,286 Mmcf in 1998, a 44% increase over the 26,598 Mmcf produced in the 1997 period. On an equivalent unit basis, liquids and gas production increased to 10,756 MBOE for the first six months of 1998, 28% more than the 8,398 MBOE produced during the 1997 period. The increase in liquids and gas production resulted primarily from new production from the Company's 1998 and 1997 drilling programs and from the West McArthur River (Cook Inlet, Alaska) and the Convest/Edisto acquisitions in 1997, and a series of smaller acquisitions in 1998.

         REVENUES. Revenues for the 1998 period increased to $142.7 million, a 6% improvement over the $135.1 million reported for the same period last year. Higher production volumes were substantially offset by decreases in liquids prices. Average net realized liquids prices decreased to $12.97 per Bbl for the 1998 period, a 29% decline compared to the $18.30 per Bbl received for the first half of 1997. Average net realized natural gas prices decreased to $2.24 per Mcf in the first six months of 1998, a 3% decrease from the $2.31 per Mcf reported for the 1997 period.

         Average prices received at the field level for the 1998 period were $12.30 per Bbl and $2.17 per Mcf for liquids and natural gas, respectively. After taking into account hedging activities, specifically, a $2.3 million increase in liquids revenue and a $2.7 million increase in natural gas revenue, net realized prices increased to $12.97 per Bbl and $2.24 per Mcf, respectively. Average prices received at the field level for the first six months of 1997 were $18.98 per Bbl and $2.47 per Mcf for liquids and natural gas, respectively. After the effects of hedging activities, specifically a $2.7 million reduction in liquids revenue and a $4.2 million reduction in natural gas revenue, net realized 1997 prices, were reduced to $18.30 per Bbl and $2.31 per Mcf for liquids and natural gas, respectively.

         LEASE OPERATING EXPENSES. Lease operating expenses were $48.1 million for the six months ended June 30, 1998 compared to the $35.4 million reported for the same period last year. The increase related primarily to lease operating expenses associated with new oil and gas properties acquired in late 1997 and early 1998. On an equivalent unit of production basis, expenses increased to $4.47 per BOE for the 1998 six-month period from $4.21 per BOE in the same 1997 period, an increase attributable to new properties acquired; however, the trend is downward compared to the latter half of 1997.

         DEPLETION, DEPRECIATION AND AMORTIZATION. DD&A expense increased to $73.6 million for the 1998 period from the $53.4 million reported for the first half of 1997. The increase resulted from higher production levels and, to a lesser extent, an increase in the DD&A rate per unit of production to $6.84 per BOE, compared to $6.36 per BOE for the same period last year.

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs, which are net of capitalized internal costs and overhead reimbursements, were $9.1 million for the six months ended June 30, 1998 compared with $7.1 million reported for the 1997 period, an increase attributable primarily to the overall growth of the Company including the expansion of the Alaska, U.S. onshore and international operations during 1997. On a per BOE produced basis, general and administrative expenses were comparable at $0.85 per BOE in both periods.

         INTEREST EXPENSE. Interest expense, net of amounts capitalized, increased to $21.9 million for the 1998 period compared to $14.8 million for the first six months of 1997. The increase in interest expense in 1998 was primarily due to the increase in long-term debt levels.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements through cash flow from operations, bank borrowings and private and public placements of debt and equity securities. The Company's primary sources of funds for each of the periods indicated herein were as follows:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30
                                                        -------------------------      -------------------------
                                                           1998           1997            1998            1997
                                                        ---------       ---------      ---------       ---------

           Net cash provided by operating
               activities ........................      $  53,423       $  28,595      $  88,089       $  87,609
           Borrowings under the Senior Credit
                Facility .........................         95,500              --        225,400          81,262
           Repayments under the Senior Credit
                Facility .........................        (37,794)             --       (115,558)       (179,094)
           Issuance of long-term debt, net of
                expenses .........................             --              --             --         193,414



         Working capital was a negative $50.3 million at June 30, 1998, compared with a negative $8.0 million at December 31, 1997. This decrease in working capital relates primarily to the expenditure of beginning cash balances and the increase in accounts payable and accrued liabilities associated with an active and aggressive drilling program during the first half of 1998. Working capital will normally be a deficit during an active drilling program due to the additional timing required to process the higher volume of invoices associated with those activities.

         Cash flow from operations, before changes in working capital, decreased to $62.6 million for the six-month period ended June 30, 1998 from $77.2 million for the comparable 1997 period. The decrease in cash flow primarily resulted from the lower net realized liquids prices and higher interest expense.

         During the second quarter, the Company renegotiated certain terms of its Senior Credit Facility. The maximum loan commitment under the facility was increased from $200 million to $320 million with the borrowing base also increased to $320 million.

The term of the facility was extended to a maturity of March 31, 2002, at which time all advances outstanding and accrued interest thereon become due and payable. The expanded facility provides for interest on amounts outstanding under the revolver (at the Company's election) at either the prime rate or LIBOR plus between .75% and 2.0%, depending on Forcenergy's ratio of total long-term debt to total book capitalization ("Debt to Capitalization Ratio") at the end of the previous calendar quarter. Effective April 30, 1999, interest rates on the Company's LIBOR borrowings will be increased by an additional margin ranging from .125% to .25% if the Company does not reduce its Debt to Capitalization Ratio to 65% or less. The terms of the amendment provide that the maximum loan amount will be reduced to $300 million and $275 million on May 1, 1999, and September 1, 1999, respectively, absent redetermination related to the Company's ability to continue to grow its reserve base prior to those dates. On July 1, 1998, the Company's LIBOR-based borrowing rate was LIBOR plus 1.25%.

         The Senior Credit Facility contains certain covenants which include maintenance of a minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitations on dividends and additional debt or liens. The Company is in compliance with these covenants, or has received waivers in the event of non-compliance.

         At June 30, 1998 the Company had approximately $73.2 million available under the facility.

         Revenues generated from operations are highly dependent upon the price of, and demand for, oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future as prices are subject to wide fluctuations in response to factors that are beyond the control of the Company. These uncontrollable factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels and political and economic conditions in the Middle East, Asia, Russia, Mexico and Canada that can affect the supply and price of foreign oil and natural gas. It is impossible to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices may adversely affect the Company's financial condition, liquidity and results of operations. Lower prices also may reduce the amount of reserves that can be produced economically, as well as limit the ability to continue to exploit and develop the existing reserve base.

         Forcenergy utilizes, from time to time, forward sales contracts and commodity swaps on portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide Forcenergy the opportunity to benefit from oil and natural gas price increases, should they occur. The Company has entered into no-cost three-way option arrangements with respect to approximately 29% of its estimated natural gas production for the July through September 1998 period and for the April through September 1999 period with average floors of $2.33 per Mcf and a average ceilings of $2.58 per Mcf. If prices fall below an average of $2.03 per Mcf in any month, the floor for that month resets to the $2.03 average. In addition, the Company has in place collar arrangements hedging 13% of natural gas production from July 1998 through October 1998 with weighted average floors of $2.40 per Mcf and weighted average ceilings of $2.78 per Mcf. Finally, the Company has hedged approximately 8% of natural gas production for the January through December 1999 period using a no-cost three-way option with a floor and ceiling of $2.30 per Mcf and $3.08 per Mcf, respectively, however, the Company's downside protection below $2.30 is limited to a maximum of $.30 per Mcf under this agreement.

         Forcenergy has hedged approximately 17% of its estimated oil production through December 1998 using no-cost collar arrangements with weighted average floors of $18.50 per Bbl and weighted average ceilings of $22.74 per Bbl. Secondly, the Company has hedged through a no-cost three-way option approximately 4% of oil production from July 1998 through June 1999 with a floor and ceiling of $17.20 and $19.10 per Bbl, respectively. If prices fall below $15.00 per Bbl in any month, the floor for that month resets at $15.00 per Bbl. Thirdly, the Company has in place no-cost three-way options hedging 17% of oil production through June 30, 1999, with floors and ceilings of $16.00 and $19.00 per Bbl, respectively, however, the Company's downside protection below $16.00 is limited to a weighted average maximum of $1.93 per Bbl. Fourthly, the Company has hedged approximately 8% of oil production through December 1999 using a no-cost three-way option with a floor and ceiling of $16.00 and $19.25 per Bbl, respectively, with a maximum of $3.00 per Bbl in downside protection. Finally, Forcenergy has in place a no-cost three-way option hedging 13% of its estimated oil production from January 1999 through December 2000 with a floor and ceiling of $16.50 and $20.15 per Bbl, respectively, with a maximum of $3.50 per Bbl in downside protection. All of these arrangements are settled on a monthly basis. The percentages of production reflected assume current production rates. The fair market value of all contracts in place at June 30, 1998 was estimated to be approximately $10.9 million to the Company's benefit.

         The Company anticipates that its capital expenditures for 1998, exclusive of acquisitions, will be approximately $240 million of which $166 million has been expended through June 30, 1998. Funding for these expenditures was provided through cash flow from operations and borrowings under the Company's Senior Credit Facility. Forcenergy will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties and the availability of capital. A large majority of the Company's capital expenditures for the remainder of the year is discretionary and can be delayed, if necessary. The Company has also spent $42.8 million for the acquisition of properties in 1998. Although the 1998 budget does not incorporate any future acquisitions, the Company will continue to selectively seek acquisition opportunities where it believes significant exploration and development potential exists.

         Management believes that cash flow from operations and the borrowing capacity available under the renegotiated, amended Senior Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements for the remainder of 1998. However, because future cash flows and the availability of financing are subject to a number of variables, such as oil and gas prices, production operations, drilling results and the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures and to fund future acquisitions. Additional debt and equity financings or an increase in the size of the Senior Credit Facility may be required in connection with future capital expenditures. Additionally, a large majority of planned capital expenditures for the remainder of the year are discretionary and can be delayed if necessary. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

YEAR 2000 COMPLIANCE

         The Company is currently assessing its exposure to the Year 2000 issue. All aspects of the business are under review, including correspondence with vendors, suppliers and customers regarding their Year 2000 compliance status. Based upon the results of recent investigation, the Company's primary information and communications systems are believed to be compliant with Year 2000 requirements. The Company's cost of compliance has been minimal and any future costs are not anticipated to be material to financial condition or results of operations.

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

NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). The statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. Statement No. 133 will become effective with respect to the Company on January 1, 2000. The Company is currently evaluating the impact of the statement.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 14, 1998. Certain matters voted on at the meeting and the votes cast with respect to such matters are as follows:

         (a)   Directors were elected as follows:

                                                                     ABSTAINED/
              NAME                      FOR             AGAINST       WITHHELD
         ----------------           -----------        ---------    -----------

         Stig Wennerstrom           21,032,218          55,380       3,397,943
         Bruce L. Burnham           21,034,602          52,996       3,397,943
         Eric Forss                 21,033,127          54,471       3,397,943
         Robert Issal               21,034,612          52,986       3,397,943
         Anthony F. Lundy           21,034,726          52,872       3,397,943

         (b) The 1995 Stock Incentive Plan was amended to increase the number of shares authorized under the plan from 4,000,000 to 6,000,000 shares:

                                                                    ABSTAINED/
                                        FOR          AGAINST         WITHHELD
                                     ---------      ----------    ------------

                                     7,370,412       6,936,741      10,178,388


         (c) PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) were appointed as independent auditors of the Company for the year ending December 31, 1998:

                                                                    ABSTAINED/
                                      FOR            AGAINST         WITHHELD
                                   -----------      ----------    ------------

                                   21,067,957          10,081        3,407,503

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                10.1       --       First Amendment to Fifth Restatement of
                                    Credit Agreement by and among Forcenergy Inc and ING (U.S.) Capital Corporation and certain financial institutions named therein as lenders.

                10.2       --       Amendment Number 2 to the Forcenergy Inc
                                    1995 Stock Incentive Plan.

                27         --       Financial Data Schedule (for SEC use only).

         (b) No reports on Form 8-K were filed by the Company for the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Miami, State of Florida, on the 13th day of August, 1998.

                                  FORCENERGY INC

                                  By: /s/ E. Joseph Grady
                                      ----------------------------------------
                                      E. Joseph Grady
                                      Vice President - Chief Financial Officer