Form 10-Q
period 1998-09-30
FORCENERGY INC
filed 1998-11-17
CIK 946140

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

                For the quarterly period ended September 30, 1998

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X.   No   .
                                             ---      ---

         As of October 31, 1998, 24,712,337 shares of the registrant's Common Stock, $.01 per value, were outstanding.


===============================================================================

                                 FORCENERGY INC
                                      INDEX

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
PART I.      FINANCIAL INFORMATION:

Item 1.      Financial Statements (Unaudited)
             a)  Consolidated Balance Sheets - September 30, 1998 and
                 December 31, 1997...............................................................    1
             b)  Consolidated Statements of Operations - Three months and nine months
                 ended  September 30, 1998 and 1997..............................................    2
             c)  Consolidated Statements of Cash Flows - Nine months ended
                 September 30, 1998 and 1997.....................................................    3
             d)  Notes to Consolidated Financial Statements......................................    4

Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...........................................................    8

PART II.     OTHER  INFORMATION

Item 6.      Exhibits and Reports on Form 8-K....................................................   15


                           FORWARD-LOOKING STATEMENTS

         THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "PLAN," "INTEND," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," "PREDICT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-Q, INCLUDING STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" REGARDING PLANNED CAPITAL EXPENDITURES, THE ABILITY TO FUND CAPITAL EXPENDITURES, ESTIMATES OF PROVED RESERVES, THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT ACTUAL RESULTS MAY NOT DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN FOR REASONS INCLUDING, WITHOUT LIMITATION, THE EFFECT OF COMPETITION, THE LEVEL OF PETROLEUM INDUSTRY EXPLORATION AND PRODUCTION EXPENDITURES, WORLD ECONOMIC CONDITIONS, PRICES OF AND THE DEMAND FOR CRUDE OIL AND NATURAL GAS, DRILLING ACTIVITY, WEATHER, THE LEGISLATIVE ENVIRONMENT IN THE UNITED STATES AND OTHER COUNTRIES, OPEC POLICY, CONFLICT IN THE MIDDLE EAST AND OTHER MAJOR PETROLEUM PRODUCING REGIONS AND THE CONDITION OF THE CAPITAL AND EQUITY MARKETS. IN ADDITION, RESERVE ENGINEERING IS A SUBJECTIVE PROCESS OF ESTIMATING UNDERGROUND ACCUMULATIONS OF OIL AND GAS, AND RESERVE ESTIMATES ARE GENERALLY DIFFERENT FROM QUANTITIES OF OIL AND GAS THAT ARE ULTIMATELY RECOVERED. ALL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

PART I.  FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                                 FORCENERGY INC

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                       (IN THOUSANDS)
                                                                             -----------------------------------
                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                   1998                1997
                                                                             --------------      ---------------
ASSETS:
CURRENT ASSETS:
     Cash............................................................        $          2,506    $        16,048
     Accounts receivable, net........................................                  31,657             43,502
     Other current assets............................................                  25,470             30,231
                                                                             ----------------    ---------------
         Total current assets........................................                  59,633             89,781
                                                                             ----------------    ---------------

PROPERTY, PLANT AND EQUIPMENT, at cost (full cost
     method) net of accumulated depletion, depreciation
     and amortization................................................                 877,462            713,983
                                                                             ----------------    ---------------
OTHER ASSETS.........................................................                  15,094             15,618
                                                                             ----------------    ---------------
                                                                             $        952,189    $       819,382
                                                                             ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
     Accounts payable................................................        $         31,568    $        32,666
     Other accrued liabilities.......................................                  60,936             65,161
     Current maturities of long-term debt............................                  20,712                 --
                                                                             ----------------    ---------------
         Total current liabilities...................................                 113,216             97,827
                                                                             ----------------    ---------------
LONG-TERM DEBT.......................................................                 644,588            506,564
                                                                             ----------------    ---------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
         none issued or outstanding                                                       --                 --
     Common stock, $.01 par value; 50,000,000 shares
         authorized; 24,710,429 and 25,504,617 issued
         and outstanding at September 30, 1998 and December 31,
         1997, respectively..........................................                     247                255
     Capital in excess of par value..................................                 346,065            346,876
     Accumulated deficit.............................................                (151,927)          (132,140)
                                                                             ----------------    ---------------
         Total stockholders' equity..................................                 194,385            214,991
                                                                             ----------------    ---------------
                                                                             $        952,189    $       819,382
                                                                             ================    ===============





   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             --------------------------------------------------------
                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ------------------------    ----------------------------
                                                                1998          1997          1998             1997
                                                             ----------    ----------    -----------      -----------
REVENUES:
   Oil and gas sales...................................      $   67,081    $   62,798    $   209,459      $   196,929
   Other ..............................................             817           717          1,172            1,732
                                                             ----------    ----------    -----------      -----------
                                                                 67,898        63,515        210,631          198,661
                                                             ----------    ----------    -----------      -----------

EXPENSES:
   Lease operating.....................................          25,327        17,853         73,400           53,219
   Depletion, depreciation and amortization............          37,327        27,497        110,928           80,853
   Production taxes....................................           1,205         1,079          3,377            3,310
   General and administrative..........................           3,853         3,986         12,973           11,127
                                                             ----------    ----------    -----------      -----------
                                                                 67,712        50,415        200,678          148,509
                                                             ----------    ----------    -----------      -----------

INCOME FROM OPERATIONS.................................             186        13,100          9,953           50,152
Interest and other income..............................             255           973          1,042            2,721
Interest expense, net of amounts capitalized...........         (13,018)       (8,210)       (34,935)         (22,970)
                                                             ----------    -----------   ------------     ------------
Income (loss) before income taxes......................         (12,577)        5,863        (23,940)          29,903
Income tax benefit (provision).........................               0        (2,098)         4,153          (11,018)
                                                             ----------    -----------   -----------      ------------
NET INCOME (LOSS) .....................................      $  (12,577)   $    3,765    $   (19,787)     $    18,885
                                                             ==========    ==========    ===========      ===========

NET INCOME (LOSS)  PER SHARE:   basic..................      $     (.51)   $      .17    $      (.79)     $       .83
                                                             ==========    ==========    ===========      ===========
                                diluted................      $     (.51)   $      .16    $      (.79)     $       .79
                                                             ==========    ==========    ===========      ===========

Weighted average shares outstanding:       basic.......          24,703        22,715         24,903           22,654
                                           diluted.....          24,703        24,051         24,903           23,974






   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               (IN THOUSANDS)
                                                                                       ----------------------------
                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       ----------------------------
                                                                                            1998           1997
                                                                                       ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..............................................................   $   (19,787)     $    18,885
                                                                                       -----------      -----------
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depletion, depreciation and amortization...................................       112,421           82,174
         Deferred taxes.............................................................        (4,153)          11,019
         Equity in earnings of affiliate............................................          (649)          (1,371)
         Other......................................................................            --             (168)
         Decrease in accounts receivable............................................        11,845            6,089
         Increase (decrease) in other current assets................................         4,761          (16,784)
         (Decrease) increase in accounts payable....................................        (1,098)           6,387
         (Decrease) increase in other accrued liabilities...........................        (1,094)           9,670
                                                                                       ------------     -----------
Net cash provided by operating activities...........................................       102,246          115,901
                                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions...................................................................       (53,868)        (111,693)
     Capital expenditures...........................................................      (226,025)        (173,365)
     Proceeds from sale of assets...................................................         1,246               --
     Decrease (increase) in other assets............................................         2,453             (222)
     Dividends received from affiliate..............................................         1,380              300
                                                                                       -----------      -----------
Net cash used in investing activities...............................................      (274,814)        (284,980)
                                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under senior credit facility........................................       314,300          193,680
     Repayments under senior credit facility........................................      (155,564)        (225,994)
     Issuance of long-term debt, net of expenses....................................            --          193,414
     Issuance of common stock.......................................................           406            2,373
     Other..........................................................................          (116)              --
                                                                                       -----------      -----------
Net cash provided by financing activities...........................................       159,026          163,473
                                                                                       -----------      -----------
NET DECREASE IN CASH................................................................       (13,542)          (5,606)
CASH AT BEGINNING OF PERIOD.........................................................        16,048            9,669
                                                                                       -----------      -----------
CASH AT  END OF PERIOD..............................................................   $     2,506      $     4,063
                                                                                       ===========      ===========

Supplemental disclosures of cash flow information:
     Cash paid for interest.........................................................   $    26,709      $    18,282
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

NOTE 2 -- LONG TERM DEBT

         During the second quarter of 1998, the Company renegotiated certain terms of its Senior Credit Facility. The maximum loan commitment under the facility was increased from $200 million to $320 million with the borrowing base also increased to $320 million. The term of the facility was extended to a maturity of March 31, 2002, at which time all advances outstanding and accrued interest thereon become due and payable. The expanded facility provides for interest on amounts outstanding under the revolver (at the Company's election) at either the prime rate or LIBOR plus between .75% and 2.0%, depending on Forcenergy's ratio of total long-term debt to total book capitalization ("Debt to Capitalization Ratio") at the end of the previous calendar quarter. Effective April 30, 1999, interest rates on the Company's LIBOR borrowings will be increased by an additional margin ranging from .125% to .25% if the Company does not reduce its Debt to Capitalization Ratio to 65% or less. The terms of the amendment provide that the maximum loan amount will be reduced to $300 million and $275 million on May 1, 1999, and September 1, 1999, respectively, absent redetermination, related to the Company's ability to further grow its reserve base prior to those dates. In connection with this provision, $20.7 million has been classified as current of which $5.4 million relates to letters of credit (see Note 6). As a result of the stock purchase agreement signed on November 12, 1998 (see Note 6), the Company's lenders under the facility are currently considering an amendment that will eliminate the maximum loan reduction provisions discussed above. The Company expects this amendment to be signed and effective prior to year end. On October 1, 1998, the Company's LIBOR-based borrowing rate was LIBOR plus 1.625%.

         The Senior Credit Facility contains certain covenants which include maintenance of minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitations on dividends and additional debt or liens. The Company is in compliance with these covenants, or has received waivers in the event of non-compliance.

         At September 30, 1998, the Company had approximately $24.3 million available under the facility (see Note 6).

NOTE 3 -- EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                         --------------------------------------------------------------------------------------
                                                          1998                                           1997
                                         ----------------------------------------       ---------------------------------------
                                                                          PER                                          PER
                                             LOSS          SHARES        SHARE            INCOME        SHARES        SHARE
                                         -------------     ------       ---------       -----------    ---------    -----------
BASIC EPS:
    Income (loss) available
        to common stockholders.......    $   (12,577)      24,703       $  (.51)        $   3,765        22,715     $     .17

EFFECT OF DILUTIVE SECURITIES:
    Options and warrants (1)........              --           --            --                --          1,336         (.01)
                                         -------------    ----------    ---------       -----------    ---------    -----------

DILUTED EPS:
    Income (loss) available to
        Common stockholders
        and assumed exercises........    $   (12,577)      24,703       $  (.51)        $   3,765        24,051     $     .16
                                         =============    ==========    =========       ===========    =========    ===========


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                         --------------------------------------------------------------------------------------
                                                          1998                                           1997
                                         ----------------------------------------       ---------------------------------------
                                                                          PER                                            PER
                                             LOSS          SHARES        SHARE            INCOME         SHARES         SHARE
                                         -------------    ----------    ---------       ------------    ---------    ----------
BASIC EPS:
    Income (loss) available
        to common stockholders.......    $   (19,787)      24,903       $   (.79)       $   18,885        22,654      $  .83

EFFECT OF DILUTIVE SECURITIES:
    Options and warrants (1)........              --           --             --                --         1,320        (.04)
                                         -------------    ----------    ---------       ------------    ---------    ----------

DILUTED EPS:
    Income (loss) available to
        Common stockholders
        and assumed exercises........    $   (19,787)      24,903       $   (.79)       $   18,885        23,974     $   .79
                                         =============    ==========    =========       ============    =========    ==========

----------

(1) Stock options and warrants, for which shares of common stock are potentially issuable were not "in the money" during the third quarter of 1998 and the effect of 553,797 shares of common stock potentially issuable through stock options or warrants was anti-dilutive for the nine months ended September 30, 1998.

NOTE 4 -- STOCK HOLDER RIGHTS PLAN

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

NOTE 5 -- FINANCIAL INSTRUMENTS

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

         The Company has entered into commodity price hedging contracts with respect to its oil production for 1998 through 2000. These contracts, as of September 30, 1998, are as follows:



                                         Swaps                        Collars
                               --------------------------   ------------------------------
                                                                          Weighted Average
                                Volume in       NYMEX        Volume in     NYMEX Contract
                                Bbl's Per     Contract       Bbl's Per      Price Per Bb1-
Period                             Day      Price Per Bbl       Day        Floor   Ceiling
------                         ----------   -------------   ----------     -----   -------
October 1998-December 2000        2,000         $17.25
October 1998-December 1998                                     3,000       $18.00  $22.60
October 1998-June 1999                                         1,000       $17.20  $19.10(1)
October 1998-June 1999                                         4,000       $16.00  $19.00(2)
October 1998-December 1999                                     2,000       $16.00  $19.25(3)
January 1999-December 2000                                     3,000       $16.50  $20.15(4)

-----------------------

(1) If prices fall below $15.00 per Bbl in any month, the floor for that month resets to $15.00 per Bbl.
(2) The Company's downside protection below $16.00 per Bbl is limited to a weighted average maximum of $1.93 per Bbl.
(3) The Company's downside protection below $16.00 per Bbl is limited to a maximum of $3.00 per Bbl.
(4) The Company's downside protection below $16.50 per Bbl is limited to a maximum of $3.50 per Bbl.

         The Company has entered into commodity price hedging contracts with respect to its natural gas production for 1998 through 2000 as follows:


                                        Swaps                           Collars                         Three-Way Options
                              --------------------------   ----------------------------------    -----------------------------------
                                                                        Weighted Average                           Weighted Average
                              Volume        Weighted      Volume         NYMEX Contract             Volume          NYMEX Contract
                                in       Average NYMEX      in          Price Per MMBtu               in           Price per MMBtu
                              MMBtu's    Contract Price   MMBtu's    -----------------------        MMBtu's        ----------------
Period                        Per Day      Per MMBtu      Per Day        Floor       Ceiling        Per Day        Floor    Ceiling
------                        -------    --------------   -------    -------------   -------    --------------     -----    -------
October 1998                  20,000         $2.04
November 1998                 30,000         $2.50
December 1998                 60,000         $2.58
January 1999                  30,000         $2.71
October 1998-October 2000     40,000         $2.30
November 1998-October 2000    40,000         $2.32
October 1998                                              30,000        $2.40        $2.79
October 1998-December 1999                                20,000        $2.07        $2.75
January 1999-December 1999                                20,000        $2.30        $3.08(1)
October 1998-August 2000                                                                            20,000         $2.25   $2.53(2)
April 1999-September 1999                                                                           70,000         $2.33   $2.58(3)

------------------

(1) The Company's downside protection below $2.30 per MMBtu is limited to a maximum $.30 per MMBtu.
(2) If prices fall below $1.55 per MMBtu in any month, the floor for that month resets to $1.55 per MMBtu.
(3) If prices fall below an average of $2.03 per MMBtu in any month, the floor for that month resets to the $2.03 average.

         All of these arrangements were entered into on a no-cost basis and are settled on a monthly basis. The fair market value of all contracts in place at September 30, 1998 was insignificant.

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

NOTE 6 -- SUBSEQUENT EVENT

         On November 12, 1998, the Company signed a definitive stock purchase agreement with certain funds and accounts managed by two private equity investors under which the Company has agreed to issue up to $150 million in convertible preferred stock. Under the terms of the agreement, $42 million of convertible preferred stock will be issued in a private placement transaction. Following this initial investment, Forcenergy intends to issue rights to its common and preferred shareholders to purchase up to $108 million in similar convertible preferred shares. The agreement also provides a commitment by the investors to participate in the rights offering and to purchase all shares not subscribed for and purchased by the common shareholders in the rights offering, subject to certain limitations that preclude a triggering of a change of control under Forcenergy's senior subordinated note indentures (defined as 50% of shares outstanding before issuance of the convertible preferred). The preferred shares will be convertible into Forcenergy's common shares at $8.80 per share (representing a 28% premium over Forcenergy's closing price on November 10, 1998) at the election of the holder at anytime after purchase. The Company has the right, beginning three years after the date of issuance, to redeem or call for the conversion of the preferred shares if the common shares have attained certain price levels. The preferred shares will have an 8% dividend payable quarterly in Forcenergy common stock for a period of three years, and in Forcenergy common stock or cash, thereafter.

         The combined proceeds of the initial investment and subsequent rights offering will be used to reduce debt outstanding under Forcenergy's existing senior credit facility and for general corporate purposes. The initial investment and rights offering are subject to customary closing conditions.

                                 FORCENERGY INC


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

PRODUCTION DATA

         The following table sets forth the Company's historical liquids and natural gas production data for the periods indicated:


                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                              --------------------------       --------------------------
                                                                 1998           1997              1998           1997
                                                              -----------    -----------       -----------    -----------
         Production in thousands:
             Liquids (MBbls) (1).....................              2,039          1,959             6,414          5,924
             Natural gas (MMcf)......................             20,514         14,183            58,798         40,781
             Total (MBOE)............................              5,458          4,323            16,214         12,721

         Average realized sales prices (2):
             Liquids (per Bbl) (1)...................           $  12.60       $  16.26          $  12.85       $  17.62
             Natural gas (per Mcf)...................               2.02           2.18              2.16           2.27

         Expenses (per BOE):
             Lease operating.........................             $ 4.64         $ 4.13            $ 4.53         $ 4.18
             Depletion, depreciation and
                  amortization.......................               6.84           6.36              6.84           6.36
             General and administrative, net.........                .71            .92               .80            .87

-------------

(1)      Includes crude oil, condensate and natural gas liquids.
(2)      Net of hedging results.

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

         OPERATING INCOME AND NET INCOME/LOSS. Operating income was $0.2 million for the three months ended September 30, 1998 compared to the $13.1 million reported for the 1997 period. The net loss for the three months ended September 30, 1998 was $12.6 million compared to net income of $3.8 million reported for the same period last year. Despite higher production and revenue, both operating and net income declined primarily due to lower average liquids and natural gas prices, higher total lease operating expenses associated with new properties, and higher depletion, depreciation and amortization expense on higher production volumes, all of which are discussed below.

         PRODUCTION. Net liquids production increased to 2,039 thousand barrels ("MBbls") in the third quarter of 1998, from 1,959 MBbls reported for the comparable 1997 period, a 4% improvement. Net gas production increased to 20,514 million cubic feet of natural gas ("MMcf") in the 1998 quarter, a 45% increase over the 14,183 MMcf produced in 1997. On an equivalent unit basis, liquids and gas production increased to 5,458 thousand barrels of oil equivalent ("MBOE") in the third quarter of 1998, 26% more than the 4,323 MBOE produced during the 1997 period. The increase in liquids and gas production resulted primarily from new production from the Company's 1998 and 1997 drilling programs, from the West McArthur River (Cook Inlet, Alaska) and the Convest/Edisto acquisitions in 1997 and from a series of smaller acquisitions in 1998. These increases were realized despite four different hurricane-related field shut-ins in the Gulf of Mexico during the third quarter of 1998.

         REVENUES. Revenues for the 1998 quarter increased to $67.9 million, a 7% improvement over the $63.5 million reported for the same period last year. Higher production volumes were substantially offset by declines in liquids and natural gas prices. Average net realized (net of hedging effects) liquids prices declined to $12.60 per barrel ("Bbl") for the 1998 period, a 23% decrease compared to the $16.26 per Bbl received during the three months ended September 30, 1997. Average net realized natural gas prices declined to $2.02 per thousand cubic feet of natural gas ("Mcf") for the three months ended September 30, 1998, a 7% decrease from the $2.18 per Mcf reported for the 1997 period.

         Average prices received at the field level for the 1998 quarter were $11.51 per Bbl and $1.90 per Mcf for liquids and natural gas, respectively. After taking into account hedging activities, specifically, a $2.2 million increase in liquids revenue and a $2.4 million increase in natural gas revenue, net realized prices increased to $12.60 per Bbl and $2.02 per Mcf, respectively. Average prices received at the field level for the 1997 period were $16.33 per Bbl and $2.16 per Mcf for liquids and natural gas, respectively. After the effects of hedging activities in 1997, specifically, a $0.1 million reduction in liquids revenue and a $0.2 million increase in natural gas revenue, net realized 1997 prices were adjusted to $16.26 per Bbl for liquids and $2.18 per Mcf for natural gas.

         LEASE OPERATING EXPENSES. Lease operating expenses were $25.3 million for the three months ended September 30, 1998 compared to the $17.9 million reported for the same period last year. The increase related primarily to lease operating expenses associated with new oil and gas properties acquired in late 1997 and early 1998. On an equivalent unit of production basis, lease operating expenses were $4.64 and $4.13 per barrel of oil equivalent ("BOE") for the 1998 and 1997 quarters, respectively, an increase due to higher lease operating expenses associated with new acquired properties, higher workover expenses incurred in 1998, and the expenses and production shut-ins associated with the hurricanes in the Gulf of Mexico.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense was $37.3 million for the 1998 quarter, compared with $27.5 million reported for the 1997 period, an increase attributable to higher production levels and, to a lesser extent, an increase in the DD&A rate per unit of production to $6.84 per BOE, compared to $6.36 per BOE for the same period last year.

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs, net of capitalized internal costs and overhead reimbursements, were $3.9 million for the three months ended September 30, 1998 and $4.0 million for the 1997 quarter. On a per BOE produced basis, general and administrative expenses decreased to $.71 per BOE for 1998 compared with the $.92 per BOE reported for the 1997 period.

         INTEREST EXPENSE. Interest expense, net of amounts capitalized, was $13.0 million for the 1998 quarter compared to $8.2 million for the 1997 period. The increase in interest expense in 1998 was primarily due to the increase in long-term debt levels.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND
SEPTEMBER 30, 1997

         OPERATING INCOME AND NET INCOME/LOSS. Operating income was $10.0 million for the nine months ended September 30, 1998 compared to $50.2 million reported for the 1997 period. The net loss for the nine months ended September 30, 1998 was $19.8 million compared to net income of $18.9 million reported for the same period last year. The decrease in both operating and net income was primarily due to lower average liquids and natural gas prices, higher total lease operating expenses associated with new properties and higher depletion, depreciation and amortization expense on higher production volumes, all of which are discussed below.

         PRODUCTION. Net liquids production increased to 6,414 MBbls in the first nine months of 1998 from 5,924 MBbls for the comparable 1997 period, an 8% improvement. Net gas production increased to 58,798 MMcf for the 1998 quarter, a 44% increase over the 40,781 MMcf produced in the same period last year. On an equivalent unit basis, total production increased to 16,214 MBOE for the first nine months of 1998, 27% more than the 12,721 MBOE produced during the 1997 period. The increase in liquids and gas production resulted primarily from new production from the Company's 1998 and 1997 drilling programs, from the West McArthur River (Cook Inlet, Alaska) and the Convest/Edisto acquisitions in 1997 and from a series of smaller acquisitions in 1998.

         REVENUES. Revenues for the nine months of 1998 were $210.6 million, a 6% improvement over the $198.7 million reported for the same period last year. Higher production volumes were substantially offset by decreases in liquids and natural gas prices. Average net realized liquids prices decreased to $12.85 per barrel for the 1998 period, a 27% decline compared to the $17.62 per Bbl received during the first nine months of 1997. Average net realized natural gas prices decreased to $2.16 per thousand cubic feet of natural gas in the first nine months of 1998, a 5% decrease from the $2.27 per Mcf reported for the 1997 period.

         Average prices received at the field level for the 1998 period were $12.15 per Bbl and $2.07 per Mcf for liquids and natural gas, respectively. After taking into account hedging activities, specifically, a $4.5 million increase in liquids revenue and a $5.1 million increase in natural gas revenue, net realized prices increased to $12.85 per Bbl and $2.16 per Mcf, respectively. Average prices received at the field level for the first nine months of 1997 were $18.10 per Bbl and $2.36 per Mcf for liquids and natural gas, respectively. After the effects of hedging activities in 1997, specifically a $2.8 million reduction in liquids revenue and a $3.9 million reduction in natural gas revenue, net realized 1997 prices were reduced to $17.62 per Bbl and $2.27 per Mcf for liquids and natural gas, respectively.

         LEASE OPERATING EXPENSES. Lease operating expenses were $73.4 million for the nine months ended September 30, 1998 compared to $53.2 million reported for the same period last year. The increase related primarily to lease operating expenses associated with new oil and gas properties acquired in late 1997 and early 1998. On an equivalent unit of production basis, expenses were $4.53 per BOE for the 1998 nine-month period compared with $4.18 per BOE in the same 1997 period, an increase attributable to new properties acquired and higher 1998 workover costs.

         DEPLETION, DEPRECIATION AND AMORTIZATION. DD&A expense was $110.9 million for the 1998 period compared with $80.9 million reported for the 1997 period, an increase attributable to the higher production levels and, to a lesser extent, an increase in the DD&A rate per unit of production to $6.84 per BOE, compared to $6.36 per BOE for the same period last year.

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs, net of capitalized internal costs and overhead reimbursements, were $13.0 million for the nine months ended September 30, 1998 compared with $11.1 million reported for the 1997 period, an increase attributable primarily to the overall growth of the Company. On a per BOE produced basis, general and administrative expenses decreased to $.80 per BOE compared with $.87 per BOE reported for the 1997 period.

         INTEREST EXPENSE. Interest expense, net of amounts capitalized, was $34.9 million for the 1998 period compared to $23.0 million for the first nine months of 1997. The increase in interest expense in 1998 was primarily due to the increase in long-term debt levels.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements through cash flow from operations, bank borrowings and private and public placements of debt and equity securities. The Company's primary sources of funds for each of the periods indicated herein were as follows:

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          ---------------------------
                                                                             1998              1997
                                                                          ---------         ---------
         Net cash provided by operating activities............            $ 102,246         $ 115,901
         Borrowings under the Senior Credit Facility........                314,300           193,680
         Repayments under the Senior Credit Facility.......                (155,564)         (225,994)
         Issuance of long-term debt, net of expenses.........                    --           193,414

         Working capital was a negative $53.6 million at September 30, 1998, compared with a negative $8.0 million at December 31, 1997. This decrease in working capital relates primarily to the expenditure of cash balances at the beginning of 1998, a decrease in accounts receivable balances related to revenue declines associated with commodity price decreases, and the reflection of $20.1 million in current maturities of long-term debt at September 30, 1998.

         Cash flow from operations, before changes in working capital, was $87.8 million for the nine-month period ended September 30, 1998, compared with $110.5 million for the comparable 1997 period. The decrease in cash flow resulted primarily from the lower oil and gas prices and higher interest expense.

         During the second quarter, the Company renegotiated certain terms of its Senior Credit Facility. The maximum loan commitment under the facility was increased from $200 million to $320 million with the borrowing base also increased to $320 million. The term of the facility was extended to a maturity of March 31, 2002, at which time all advances outstanding and accrued interest thereon become due and payable. The expanded facility provides for interest on amounts outstanding under the revolver (at the Company's election) at either the prime rate or LIBOR plus between .75% and 2.0%, depending on Forcenergy's ratio of total long-term debt to total book capitalization ("Debt to Capitalization Ratio") at the end of the previous calendar quarter. Effective April 30, 1999, interest rates on the Company's LIBOR borrowings will be increased by an additional margin ranging from .125% to .25% if the Company does not reduce its Debt to Capitalization Ratio to 65% or less. The terms of the amendment provide that the maximum loan amount will be reduced to $300 million and $275 million on May 1, 1999, and September 1, 1999, respectively, absent redetermination related to the Company's ability to continue to grow its reserve base prior to those dates. In connection with this provision, $20.7 million has been classified as current of which $5.4 million relates to letters of credit. As a result of the stock purchase agreement signed on November 12, 1998 (see below), the Company's lenders under the facility are currently considering an amendment which will eliminate the maximum loan reduction provisions discussed above. The Company expects this amendment to be signed and effective prior to year end. On October 1, 1998, the Company's LIBOR-based borrowing rate was LIBOR plus 1.625%.

         The Senior Credit Facility contains certain covenants which include maintenance of a minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitations on dividends and additional debt or liens. The Company is in compliance with these covenants, or has received waivers in the event of non-compliance.

         At September 30, 1998, the Company had approximately $24.3 million available under the facility.

         On November 12, 1998, the Company signed a definitive stock purchase agreement with certain funds and accounts managed by two private equity investors under which the Company has agreed to issue up to $150 million in convertible preferred stock. Under the terms of the agreement, $42 million of convertible preferred stock will be issued in a private placement transaction. Following this initial investment, Forcenergy intends to issue rights to its common and preferred shareholders to purchase up to $108 million in similar convertible preferred shares. The agreement also provides a commitment by the investors to participate in the rights offering and to purchase all shares not subscribed for and purchased by the common shareholders in the rights offering, subject to certain limitations that preclude a triggering of a change of control under Forcenergy's senior subordinated note indentures (defined as 50% of shares outstanding before issuance of the convertible preferred). The preferred shares will be convertible into Forcenergy's common shares at $8.80 per share (representing a 28% premium over Forcenergy's closing price on November 10, 1998) at the election of the holder at anytime after purchase. The Company has the right, beginning three years after the date of issuance, to redeem or call for the conversion of the preferred shares, if the common shares have attained certain price levels. The preferred shares will have an 8% dividend payable quarterly in Forcenergy common stock for a period of three years, and in Forcenergy common stock or cash, thereafter.

         The combined proceeds of the initial investment and subsequent rights offering will be used to reduce outstanding debt under Forcenergy's existing senior credit facility and for general corporate purposes. The initial investment and rights offering are subject to customary closing conditions.

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

         The Company has entered into commodity price hedging contracts with respect to its oil production for 1998 through 2000 as follows:



                                         Swaps                                Collars
                               ----------------------------   ---------------------------------------
                                                                                  Weighted Average
                                                                                   NYMEX Contract
                                Volume in       NYMEX         Volume in            Price Per Bbl -
                               Bbl's Per       Contract       Bbl's Per         ---------------------
Period                            Day        Price Per Bbl       Day            Floor          Ceiling
------                         -----------   -------------   ----------         -----          -------
October 1998-December 2000        2,000         $17.25
October 1998-December 1998                                     3,000           $18.00          $22.60
October 1998-June 1999                                         1,000           $17.20          $19.10(1)
October 1998-June 1999                                         4,000           $16.00          $19.00(2)
October 1998-December 1999                                     2,000           $16.00          $19.25(3)
January 1999-December 2000                                     3,000           $16.50          $20.15(4)

------------------
(1) If prices fall below $15.00 per Bbl in any month, the floor for that month resets to $15.00 per Bbl.
(2) The Company's downside protection below $16.00 per Bbl is limited to a weighted average maximum of $1.93 per Bbl.
(3) The Company's downside protection below $16.00 per Bbl is limited to a maximum of $3.00 per Bbl.
(4) The Company's downside protection below $16.50 per Bbl is limited to a maximum of $3.50 per Bbl.


         The Company has entered into commodity price hedging contracts with respect to its natural gas production for 1998 through 2000. These contracts, as of September 30, 1998, are as follows:


                                        Swaps                             Collars                        Three-Way Options
                             --------------------------   ----------------------------------    -----------------------------------
                                                                        Weighted Average                           Weighted Average
                              Volume        Weighted      Volume         NYMEX Contract             Volume          NYMEX Contract
                                in       Average NYMEX      in          Price Per MMBtu               in           Price per MMBtu
                              MMBtu's    Contract Price   MMBtu's    -----------------------        MMBtu's        ----------------
Period                        Per Day      Per MMBtu      Per Day        Floor       Ceiling        Per Day        Floor    Ceiling
------                        -------    --------------   -------    -------------   -------    --------------     -----    -------
October 1998                  20,000        $2.04
November 1998                 30,000        $2.50
December 1998                 60,000        $2.58
January 1999                  30,000        $2.71
October 1998-October 2000     40,000        $2.30
November 1998-October 2000    40,000        $2.32
October 1998                                               30,000       $2.40        $2.79
October 1998-December 1999                                 20,000       $2.07        $2.75
January 1999-December 1999                                 20,000       $2.30        $3.08(1)
October 1998-August 2000                                                                           20,000          $2.25   $2.53(2)
April 1999-September 1999                                                                          70,000          $2.33   $2.58(3)

------------------
(1) The Company's downside protection below $2.30 per MMBtu is limited to a maximum $.30 per MMBtu.
(2) If prices fall below $1.55 per MMBtu in any month, the floor for that month resets to $1.55 per MMBtu.
(3) If prices fall below an average of $2.03 per MMBtu in any month, the floor for that month resets to the $2.03 average.


         All of these arrangements were entered into on a no-cost basis and are settled on a monthly basis. The fair market value of all contracts in place at September 30, 1998 was insignificant.

         The Company anticipates that its capital expenditures for 1998, exclusive of acquisitions, will be approximately $250 million, $226 million of which has been expended through September 30, 1998. The Company has also spent $53.9 million for the acquisition of properties in 1998. Funding for these expenditures was provided through cash flow from operations and borrowings under the Company's Senior Credit Facility. Forcenergy will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties and the availability of capital. A majority of the Company's capital expenditures for the remainder of the year are discretionary and can be delayed, if necessary. Although the 1998 budget does not incorporate any future acquisitions, the Company will continue to selectively seek acquisition opportunities where it believes significant exploration and development potential exists.

         In connection with the rights offering and to make share capital available for future needs, the Company will seek the approval of its stockholders to increase the authorized number of shares of common stock and preferred stock from 50,000,000 shares of common stock and 5,000,000 shares of preferred stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, respectively. In the event such approval is not received, the Company will not be permitted to consummate fully the rights offering and may be limited in its ability to raise additional capital through future equity financings.

         Management believes that cash flow from operations and the borrowing capacity available under the Senior Credit Facility after funding from the convertible preferred stock issuance discussed above should be sufficient to meet its anticipated capital expenditures and other operating requirements for the remainder of 1998 and 1999. In the event the rights offering is not consummated, the Company believes it would need to seek alternate debt or equity financings to meet its anticipated capital expenditures and other operating requirements for 1999. However, because future cash flows and the availability of financing are subject to a number of variables, such as oil and gas prices, production operations, drilling results and the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures and to fund future acquisitions. Additional debt and equity financings may be required in connection with future capital expenditures. Additionally, a majority of planned capital expenditures for the remainder of the year are discretionary and can be delayed if necessary. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

YEAR 2000 COMPLIANCE

         Forcenergy has established a "Year 2000" project (the "Project") to assess, to the extent possible, its Year 2000 risk exposure, to take remedial actions necessary to minimize the Year 2000 risk exposure to Forcenergy and to test its systems and processes once remedial actions have been taken. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing Year 2000 modifications could be critical to Forcenergy's ability to manage and report operating activities. The costs to the Company associated with the Project are not expected to have a material financial impact on the Company.

         The assessment phase of the Project is 80% complete as of September 30, 1998, with the remainder being the assessment of risk related to Year 2000 failure on the part of the Company's customers and vendors. This phase includes, among other procedures, the assessment of information technology applications and systems; the assessment of non-information technology exposures; the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand their Year 2000 readiness and its potential impact on Forcenergy; and, the formulation of contingency plans for mission-critical information technology systems. Forcenergy expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses to inquiries made to third party businesses. The remedial phase of the Project is approximately 80% complete as of September 30, 1998, subject to the results of third party inquiry assessments. The remediation of non-information technology is expected to be completed by mid-1999. The testing phase of the Project is expected to be completed by mid-1999, subject to the Company's assessment of customer and vendor inquiries.

         Although Forcenergy is making every effort to mitigate the risks associated with the Year 2000 problem, there can be no assurance that the Project or resulting contingency plans will have anticipated all Year 2000 scenarios. A failure to remedy a critical Year 2000 problem could result in information and non-information technology failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time.

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

         (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.









                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Miami, State of Florida, on the 14th day of November, 1998.


                                   FORCENERGY INC



                                   By: /s/ E. JOSEPH GRADY
                                       --------------------------------
                                       E. Joseph Grady
                                       Vice President - Chief Financial Officer