Form 10-K
period 1998-12-31
FORCENERGY INC
filed 1999-06-16
CIK 946140

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

           Title of each class                  Name of each exchange on
           -------------------                       which registered
                                                ------------------------
              Common Stock                      New York Stock Exchange*

* The shares of common stock were delisted by the New York Stock Exchange on March 22, 1999.

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
Yes      No X
    ---    ---

         Indicate by checkmark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of May 31, 1999, there were outstanding 24,755,241 shares of common stock of the Registrant. The aggregate market value on June 7, 1999 of the voting stock of the Registrant held by non-affiliates was an estimated $ ___________ million.

                                   FORM 10-K
                                 FORCENERGY INC
                               TABLE OF CONTENTS


 ITEM                                               PART I                                                  PAGE
                                                    ------                                                  ----
   1    BUSINESS.........................................................................................     1
   2    PROPERTIES.......................................................................................    10
   3    LEGAL PROCEEDINGS................................................................................    12
   4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................    12

                                                    PART II
                                                    -------

   5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS..........................................................................................    12
   6    SELECTED FINANCIAL DATA..........................................................................    13
   7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................................................    14
  7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS......................................    19
   8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................    19
   9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................................................    19

                                                    PART III
                                                    --------

  10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................    19
  11    EXECUTIVE COMPENSATION...........................................................................    19
  12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................    19
  13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................    19

                                                     PART IV
                                                     -------

  14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................................    20

        GLOSSARY OF OIL AND GAS TERMS....................................................................    24

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


         This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-K, including without limitation, statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 1999 and thereafter, Forcenergy's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although Forcenergy believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of Forcenergy. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. All subsequent written and oral forward-looking statements attributable to Forcenergy or persons acting on its behalf are expressly qualified in their entirety by such factors.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Forcenergy Inc, a Delaware corporation (the "Company" or
"Forcenergy"), formerly Forcenergy Gas Exploration, Inc., is an independent oil and gas company engaged in the exploration, acquisition, development, exploitation and production of oil and natural gas. Forcenergy and its predecessors have been engaged in the oil and gas exploration and production business since 1982, the year in which it was founded by its current President and Chief Executive Officer, Stig Wennerstrom.

         Forcenergy has experienced significant growth in the last eight years, primarily through the exploitation, enhancement and development of acquired producing properties in the Gulf of Mexico and the 1996 acquisition of producing properties in the Cook Inlet, Alaska area. At December 31, 1998, Forcenergy had net proved reserves of approximately 111.0 MMBOE, 64% of which were located in the Gulf of Mexico and 18% of which were located in Alaska. Approximately 44% of the Company's net proved reserves on such date were oil and approximately 73% of proved reserves were classified as proved developed. The Company currently operates approximately 63% of its Gulf of Mexico production. The Company's primary focus is its Gulf of Mexico and Alaska activities. However, the Company has also acquired interests in certain undeveloped international leasehold acreage in Gabon, Africa and Australia.

         On March 21, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiary, Forcenergy Resources Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade and other obligations. The filing was made in the U.S. District Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). The Company continues to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders.

         The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Company. A plan of reorganization may result in, among other things, material dilution or elimination of existing security holders as a result of the issuance of securities to creditors or new investors. The consummation of a plan of reorganization will require approval of the Bankruptcy Court.

         At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders. As a result of the bankruptcy filing, all of the Company's liabilities, including certain secured debt, are subject to compromise.

STRATEGY

         The Company's strategy has generally been to increase reserves and cash flows through continuing development of existing properties while selectively acquiring additional properties with upside potential. The Company has historically focused these efforts primarily in the Gulf of Mexico and more recently, the Cook Inlet, Alaska. The Company has also pursued exploratory activities in Gabon, Africa and New South Wales, Australia.

         The Company's continued pursuit of its business strategy is subject to Bankruptcy Court supervision. In conjunction with the Chapter 11 filing, the Company's common stock was delisted by the New York Stock Exchange. Shortly after delisting from the New York Stock Exchange, the Company's common stock began trading on the OTC Bulletin Board under the symbol "FENYQ". On May 21, 1999, the symbol was changed to FENYE, the symbol under which the Company's stock currently trades. Although some market for the Company's common stock exists, liquidity and access to debt and equity capital markets has been severely limited. Additionally, the Company is fully drawn under its existing senior credit facility and is currently in violation of various covenants thereunder. The Company is currently continuing to maintain and maximize the operations of its producing properties by utilizing cash accumulated subsequent to the Chapter 11 filing. The use of that cash is governed by provisions of a court-approved cash collateral order. The Company is also negotiating with potential lenders to provide additional debtor-in-possession financing. The Company is currently preparing a plan of reorganization as yet not submitted to the Bankruptcy Court. Considering the above factors, the Company cannot anticipate or predict the adequacy of working capital or liquidity from which to fund future operations and the continued pursuit of its business strategy.

         Gulf of Mexico. The Company's business strategy is to increase reserves and cash flows primarily through the exploration, exploitation and development of its producing properties while also selectively acquiring additional properties with the same type of upside potential. Management believes it has assembled a three to five year inventory of development, exploitation and exploratory drilling opportunities in the Gulf of Mexico predominantly on acreage currently held by production. Most of the prospects comprising this inventory are located in fields which have prolific production histories and which the Company believes, based on the past success of Forcenergy and other industry participants in applying 3-D technology to mature producing properties, will yield additional reserves through the application of modern exploration and development technologies. Forcenergy believes that its high quality asset base positions it for future growth through a continuing program of further development through selective exploitation and exploratory drilling and through the enhancement of production through workovers and recompletions. Forcenergy emphasizes the use of 3-D seismic and computer-aided exploration technology, together with geologic and engineering studies of its properties, to evaluate and prioritize drilling prospects. Focusing drilling activities on producing properties in a relatively concentrated area in the Gulf of Mexico permits Forcenergy to utilize its base of geological, engineering and production experience in the region to maximize its drilling success and to minimize finding and development costs. Furthermore, Forcenergy's concentration of drilling activities on its producing properties allows the utilization of existing infrastructure which greatly reduces incremental lease operating expenses and capital costs associated with new production facilities and minimizes timing delays in commencing production.

         Forcenergy prefers to operate its Gulf of Mexico properties because functioning in that capacity positions it to more effectively manage production performance and operating expenses and allows it to control the timing and amount of capital expenditures. As of December 31, 1998, Forcenergy operated 115 structures and 546 wells in the Gulf of Mexico. Forcenergy believes that the operating expertise and experience of its personnel have been instrumental in its ability to enhance and improve production rates and cash flows. Of particular importance, a significant portion of the drilling prospects Forcenergy may pursue during the next three to five years are accessible from existing production facilities operated by the Company.

         Cook Inlet, Alaska. Since its discovery, oil and gas activities in the Cook Inlet area have been dominated by major oil companies, which have reduced their activity in the region in recent years as they have refocused their Alaskan efforts mainly to the North Slope (Prudhoe Bay). Forcenergy's business strategy in the Cook Inlet area is to increase production and cash flow through the exploitation of existing producing properties as well as expanding its presence in the Cook Inlet area through selective exploration on undeveloped leases. Forcenergy believes that it has assembled a high quality, producing asset base with exploitation potential as well as the fifth largest exploratory lease position in the State of Alaska, both of which will give Forcenergy an opportunity to add significant new reserves through drilling. Forcenergy recently completed the largest proprietary 3-D seismic survey in Cook Inlet and additional 3-D seismic data is being acquired to identify additional drilling prospects. Forcenergy believes that its strategy, given capital availability, will allow it to economically exploit opportunities previously not pursued by the major oil companies by utilizing proprietary 3-D seismic data, smaller, less capital intensive offshore production facilities and other methods that have proven successful in the Company's operations in the Gulf of Mexico.

         International. Forcenergy's international business strategy has historically been aimed at achieving significant reserve growth through participation in selected high risk, high reward exploration projects. The Company also reviews international producing property acquisition opportunities that might provide an operating base from which it could apply its corporate strategy of finding and developing additional reserves on producing properties through the use of advanced technologies. Forcenergy presently holds exploratory acreage offshore Gabon, West Africa and onshore and offshore Australia. The Company is currently in the drilling and testing stage of a pilot project on its coal bed methane gas prospect in New South Wales, Australia. Immediate plans for both areas will be determined, in large part, by the availability of capital during and after the bankruptcy process.

TECHNOLOGY

         Forcenergy utilizes advanced technology in its exploration and development activities in order to reduce drilling risks and finding costs and to more effectively prioritize drilling prospects based on return potential. The Company currently has acquired 1,525 square miles of 3-D seismic surveys on 188 of its 217 offshore Gulf of Mexico lease blocks and 1,700 square miles on other Gulf of Mexico blocks in which it currently does not own an interest. Forcenergy also owns approximately 140,000 linear miles of high quality 2-D seismic data on Gulf of Mexico blocks. Approximately 240 square miles of 3-D seismic data has been recently acquired in the Cook Inlet, Alaska. Additionally, the Company has acquired 973 square miles of 3-D seismic on its exploratory Gryphon Marin concession in Gabon, Africa. The use of the 3-D seismic data has enabled the Company to identify multiple development and exploratory prospects in mature producing fields which were not identified through earlier technologies. Forcenergy's professional staff includes 15 geoscientists experienced in interpreting 3-D data.

1998 DRILLING ACTIVITY

         During 1998, Forcenergy continued to focus on increasing reserves and cash flow by targeting development, and exploration prospects on recently acquired properties, with the opportunities developed in most cases through the use of 3-D seismic data. During 1998, Forcenergy spent $271.0 million on capital drilling expenditures, including $14.6 million in capitalized internal costs, $17.6 million in undeveloped leasehold costs and $26.5 million on geological and geophysical costs.

         Gulf of Mexico. The Company spent approximately $150.2 million for capital drilling expenditures in the Gulf of Mexico during 1998. Three of four development wells and thirteen of twenty exploratory wells drilled proved successful. The most significant activity centered around the exploitation and development of producing properties. Three successful exploratory wells were drilled at the High Island A-552 field (100% working interest). One development well and three exploratory wells in the Mississippi Canyon 148 field (28.5% working interest) were successfully completed. Additionally, four exploratory wells were completed in the West Cameron 630 field (100% working interest). In the South Timbalier 148 field (15.5% working interest), one development well and one exploratory well were successfully completed. Forcenergy's Gulf of Mexico drilling program added an estimated 8.7 MMBOE to the proved reserve base during 1998.

         Cook Inlet, Alaska. Forcenergy completed a successful development well in the 100% owned West McArthur River Field that increased field production by approximately 1,950 BOPD, net to the Company, and added 1,500 MBOE to the proved reserve base by extending the field boundaries. During 1998, the Company spent approximately $10.9 million on 3-D seismic data to better delineate the West McArthur River Field and the Redoubt Shoal prospect, and incurred approximately $15.1 million on the construction of the drilling platform and facilities for the Redoubt Shoal prospect.

         Onshore Properties. Approximately $39.4 million in total capital was spent on onshore properties during 1998, $10.7 million of which was primarily incurred on unproved leases primarily in East Texas, and $9.1 million for the acquisition of producing properties in southeastern New Mexico and West Texas.

         International. In December 1997 and January 1998, the Company drilled two exploratory dry holes on its Phenix Marin concession located offshore Gabon, West Africa. Additional exploratory opportunities in deeper waters have been identified within the Phenix Marin concession and Forcenergy is currently evaluating future plans for that concession. Forcenergy and its 50% partner on the Gryphon Marin concession acquired during 1998 a large-scale proprietary 3-D seismic survey over the southern portion of the offshore concession that is north of the Phenix Marin concession. Forcenergy believes that numerous drilling opportunities will be generated from the information obtained through this 3-D survey. The Company also believes that there is potential in the northern portion of the Gryphon Marin concession where a recent discovery approximately 5-7 miles from Forcenergy's concession was announced. In May 1999, Forcenergy acquired the remaining 50% of the Gryphon Marin concession it did not already own for $442,000.

         In Australia, the Company drilled or reentered 11 wells on its 2.4 million acre PEL 238 concession in New South Wales, a coal bed methane gas prospect. Early indications on this project are that it could develop into a significant find for Forcenergy, however, a more definitive evaluation of the economics of the project will be made after more wells are drilled and the dewatering process is completed.

ADDITIONAL FUTURE PROJECTS

         In addition to the activity described above, Forcenergy has identified a substantial inventory of more exploitation, development, exploratory, workover and recompletion projects on its existing Gulf of Mexico and Alaska properties which could be undertaken over the next three to five years after the Company emerges from the Chapter 11 bankruptcy proceedings. Many of these projects are currently being reviewed by Forcenergy's geoscientists utilizing 3-D seismic data acquired in the last three years. The uncertainty of capital availability while the Company operates as a debtor-in-possession subject to Bankruptcy Court supervision and orders, will dictate how many wells the Company will be able to drill in 1999.

GULF OF MEXICO PROPERTIES

         Forcenergy currently holds working interests in 217 federal offshore and state lease blocks located in the Gulf of Mexico and Gulf Coast, including a 100% working interest in 51 of these blocks and a 50% or greater working interest in 38 other blocks, and operates 60 of the producing blocks representing 63% of its current Gulf of Mexico/Gulf Coast production. The following table lists the average working interest, net proved reserves and the operator for Forcenergy's nineteen largest offshore Gulf of Mexico properties, comprising approximately 75% of Forcenergy's net proved reserves in the Gulf of Mexico and 48% of Forcenergy's total net proved reserves, as of December 31, 1998:

                                                               ESTIMATED NET PROVED RESERVES AT
                                                                      DECEMBER 31, 1998
                                                               --------------------------------
                                                  AVERAGE         OIL    NATURAL GAS    TOTAL
                                             WORKING INTEREST   (MMBLS)     (MMCF)     (MMBOE)      OPERATOR
                                             ----------------    -----   -----------    -----      -----------
South Marsh Island
     6/10/11/19/285 Complex: .............         100%          2,119      37,787      8,417      Forcenergy
South Pass 24 Field ......................          71%          5,716      12,955      7,875      Third Party
South Marsh Island 137 Field,
     Block 136/137 .......................         100%          1,152      19,387      4,883      Forcenergy
High Island A-552 Field ..................         100%            988      17,127      3,843      Forcenergy
West Cameron 630 Field ...................         100%             42      22,476      3,788      Forcenergy
East Cameron 14 Field ....................          50%            523      17,350      3,415      Forcenergy
West Cameron 205 Field ...................         100%            148      19,534      3,404      Forcenergy
High Island A-467 Field ..................         100%             27      15,895      2,676      Forcenergy
South Marsh Island Block 106 North
     And Block 106 South/Block 115 .......         100%            695       8,966      2,189      Forcenergy
High Island 195 Field ....................          24%             45      10,491      1,794      Third Party
Ship Shoal 230 Field, Block 219 ..........         100%          1,365       2,169      1,727      Forcenergy
South Timbalier 176 Field, Block 148 .....          16%            259       8,697      1,709      Third Party
High Island A-280 Field ..................         100%             35       9,047      1,543      Forcenergy
Chandeleur 25 Field ......................         100%             --       8,058      1,343      Forcenergy
Main Pass 69 Field .......................          24%            327       5,241      1,200      Third Party
Ship Shoal 26 Field ......................         100%            237       5,761      1,197      Forcenergy
Grand Isle 76 Field ......................         100%             92       6,254      1,134      Forcenergy
Mississippi Canyon 148 Field .............          29%             --       6,148      1,025      Third Party
Mustang Island 754 Field .................         100%              2       6,024      1,006      Forcenergy

ALASKA PROPERTIES

         Forcenergy currently holds an average 48% working interest in the McArthur River Field (Trading Bay Unit) and a 50% working interest in the Trading Bay Field located in the Cook Inlet area, both non-operated properties purchased from Marathon Oil Company in 1996. Forcenergy also owns a 100% working interest in the operated West McArthur River Field located in the Cook Inlet purchased from Stewart Petroleum Company in June 1997. These fields had estimated net proved reserves of 20.4 million barrels of oil and comprised approximately 18% of

Forcenergy's total estimated net proved reserves at December 31, 1998.

         Through leases sales, the Marathon and Stewart acquisitions and several other smaller property acquisitions, Forcenergy has assembled one of the largest exploratory lease acreage positions in the State of Alaska.

ONSHORE PROPERTIES

         Forcenergy owns working and royalty interests in approximately 3,000 producing oil and gas wells in 1,064 fields in the Rocky Mountain, Gulf Coast, Permian Basin and Appalachian regions of the United States. Management believes that Forcenergy's stable reserve base of long-lived, primarily non-operated, onshore properties complements the Gulf of Mexico and Alaska operations by providing an additional source of cash flow that requires limited management involvement. Forcenergy's onshore properties accounted for approximately 17% of estimated net proved reserves at December 31, 1998.

TITLE TO PROPERTIES

         As is customary in the oil and natural gas industry, the Company makes only a cursory review of title to farmout acreage and to onshore undeveloped oil and natural gas leases upon execution of the contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. The Company performs complete reviews of title to federal and state offshore lease blocks prior to acquisition. To the extent title opinions or other investigations reflect material title defects, the seller of the property, rather than the Company, is typically responsible for curing any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on undeveloped properties, the Company could suffer a loss of its entire investment in the leasehold. The Company has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Substantially all of the Company's oil and natural gas properties are mortgaged to secure borrowings under the Company's bank loan agreement (the "Senior Credit Facility").

CEILING LIMITATION WRITEDOWNS

         The Company reports its operations using the full cost method of accounting for oil and gas properties. Under the full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit", calculated at the end of each quarter, which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties, net of related tax effects. If net capitalized costs of oil and gas properties exceed the ceiling limit, the Company is subject to a ceiling limitation writedown to the extent of such excess. A ceiling limitation writedown is a charge to earnings which does not impact cash flows. However, such writedowns permanently impact the amount of the Company's stockholders' equity. The risk that the Company will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices are depressed or volatile. Application of these rules during periods of relatively low oil or gas prices, even if temporary, may result in a ceiling writedown. In addition, writedowns may occur if the Company has substantial downward revisions in its estimated proved reserves or adds significant costs to the full cost pool without adding significant value to its reserve base. Higher operating costs and lower price realizations on production in Alaska make the Company's Alaska reserves more sensitive to price changes and potential writedowns than reserves in the Gulf of Mexico. Based on prices being received as of December 31, 1998 and 1997, the Company recorded in the fourth quarters ended December 31, 1998 and 1997 non-cash impairments of $275 million and $200 million ($162.8 million after tax), respectively pursuant to full cost accounting rules. Though oil and gas prices are currently higher than those at year end, if prices were to decrease again , the Company's capitalized costs could again exceed the present values of estimated future net revenue, which if not offset by other factors, could result in additional writedowns of oil and gas properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ABANDONMENT COSTS

         Forcenergy is responsible for the costs associated with the plugging of wells, the removal of facilities and equipment and site restoration on its oil and gas properties, pro rata to its working interest. The Company provides for expected future abandonment liabilities by accruing for such costs as a component of depletion, depreciation and amortization as production occurs. As of December 31, 1998, total undiscounted abandonment costs estimated to be incurred were approximately $118.7 million (undiscounted) for properties in offshore Gulf of Mexico and Alaska waters. For onshore properties, salvage values received for equipment are usually sufficient to offset the abandonment costs. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rates, changes in abandonment techniques and technology and changes in environmental laws and regulations. Approximately $2 million in abandonment costs are anticipated to be incurred in 1999.

         The Minerals Management Service ("MMS") requires lessees of Outer Continental Shelf ("OCS") properties to post performance bonds in connection with the plugging and abandonment of wells located offshore and the removal of all production facilities. Operators in the OCS waters of the Gulf of Mexico are also currently required to post an area wide bond for the lesser of $3 million, or $500,000 per producing lease. The Company currently has additional supplemental bonding on its offshore leases as required by the MMS. Under certain circumstances, the MMS has the authority to suspend or terminate operations on federal leases for failure to comply with applicable bonding requirements or other regulations applicable to plugging and abandonment. Any such suspensions or terminations of the Company's operations could have a material adverse effect on the Company's financial condition and results of operations. To the best of its knowledge, the Company is currently in compliance with all MMS requirements.

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

MARKETING AND CUSTOMERS

         Forcenergy sells substantially all of its natural gas under short-term contracts (maximum of one year in duration) at pricing based on current spot market indexes. A minor portion of the Company's gas production is committed to be processed through gas plants. Crude oil and condensate from Gulf of Mexico and onshore properties is typically sold at the wellhead under short-term contracts at posted market-based field prices.

         Most of the Company's production is transported through gas gathering systems and oil and gas pipelines that are not owned by the Company. Transportation space on such gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to such facilities or due to such space being utilized by other companies with priority transportation agreements. Forcenergy's access to transportation options can also be affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the Federal Energy Regulatory Commission ("FERC") has issued a series of orders which have altered significantly the marketing and transportation of natural gas, see "Government Regulation". The effect of these orders to date has been to enable producers such as the Company to market their natural gas production to purchasers other than the interstate pipelines located in the vicinity of their producing properties. While the Company has not experienced any inability to market its production, if transportation space is restricted or is unavailable, the Company's cash flow could be adversely affected.

         During 1999, two purchasers of the Company's production individually accounted for more than 10% of the value of oil and gas sold by the Company. Based on current demand for oil and natural gas sold, the Company does not believe the loss of these purchasers would have a material adverse effect on the Company's results of operations or cash flow. The Company currently relies on one purchaser for its Alaska production. The contract with this purchaser runs through December 1999 at which time a new contract must be negotiated or another purchaser found. The net price provided for under this contract is at a slight discount to the posted price for Alaskan North Slope (ANS)-Valdez delivery, after allowance for transportation costs. The inability to negotiate a new contract or to find a new purchaser could materially impact the Company's results of operations and cash flows. (See Note 11 to the Company's Financial Statements).

         The Company historically has utilized various financial instruments to hedge portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production was not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. All commodity price hedging contracts in place were cancelled at the option of the counterparty subsequent to the Company's filing under Chapter 11 of the Bankruptcy Code on March 21, 1999. The aggregate fair market value of the cancelled contracts, approximately $5.5 million, was remitted to the Company in April 1999. See Note 8 to the Company's Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

         The Oil Pollution Act of 1990 and regulations promulgated pursuant thereto ("OPA") impose a variety of obligations on "responsible parties" with respect to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a facility or vessel that could be the source of an oil spill. For offshore facilities, the responsible party is the lessee or permittee or holder of a right of use and easement (granted under applicable state law or the Outer Continental Shelf Lands Act "OCSLA") of the area in which the offshore facility is located. OPA assigns liability to each responsible part for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a responsible party for an OCS facility must pay all spill removal costs incurred by a federal, state or local government. OPA establishes a liability limit (subject to indexing) for offshore facilities of all removal costs plus $75,000,000. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction, or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA.

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

         The Company maintains insurance coverages which it believes are customary in the industry, although it is not fully insured against many environmental risks. Although the Company has not experienced any material adverse effect from compliance with environmental requirements, nor is it aware of any material environmental claims existing at December 31, 1998, there is no assurance that material costs relating to environmental matters will not be incurred in the future.

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

         Cook Inlet Pipeline Company is an interstate common carrier and as such is subject to rate regulation by the FERC under the Interstate Commerce Act ("ICA"). The ICA requires that petroleum pipeline rates be just and reasonable and non-discriminatory. The ICA permits interest parties to challenge proposed new or changes rates and authorizes the FERC to suspend ad to investigate such rates. If upon completion of an investigation, the FERC finds that a proposed new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues collected during the pendency of the investigation in excess of those that would have been collected under the prior rate. In addition, the FERC, upon complaint or on its own motion and after investigation, may order a carrier to change its rate prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint. Cook Inlet Pipeline Company is also subject to regulation by the Alaska Public Utilities Commission with respect to any intrastate transportation Cook Inlet Pipeline Company provides.

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

ASSUMPTION OR REJECTION OF CONTRACTS

         Pursuant to Section 365 of Chapter 11 of the U.S. Bankruptcy Code, the Company has the right to assume or reject executory contracts. The Company is currently reviewing all such contracts.

OFFICES

         Forcenergy currently leases approximately 12,600 square feet of office space in Miami, Florida, where its principal offices are located, approximately 44,000 square feet in Metairie, Louisiana, approximately 8,500 square feet in Anchorage, Alaska, and approximately 851 square feet in Lafayette, Louisiana.

EMPLOYEES

         As of April 30, 1999, Forcenergy had 250 full time employees, 21 of whom are located at the Company's headquarters in Miami, Florida and 94 of whom are located at the Company's regional offices in Metairie, Lafayette and Intracoastal City, Louisiana, and Anchorage, Alaska. One hundred and twenty-one employees work offshore in the

Gulf of Mexico and fourteen work in other field locations. None of Forcenergy's employees are represented by a labor union.

ITEM 2.   PROPERTIES

ACREAGE DATA

         The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold, mineral or other interest at December 31, 1998. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                                                          DEVELOPED ACRES             UNDEVELOPED ACRES
                                                      ----------------------      --------------------------
                                                        GROSS          NET          GROSS            NET
                                                      ---------      -------      ----------      ----------
         Offshore - Gulf of Mexico .............        728,854      304,181         216,481         135,207
         Offshore - Cook Inlet, Alaska .........        149,866       92,903          69,380          33,072
         Onshore - United States ...............        387,731      116,532       1,046,711         205,495
         Australia (1) .........................          1,000          500      32,786,623      15,314,356
         Offshore - Gabon, Africa (1) ..........             --           --       3,082,428       1,882,428
                                                      ---------      -------      ----------      ----------
           Total ...............................      1,267,451      514,116      37,201,623      17,570,558
                                                      =========      =======      ==========      ==========

(1) The Company has various work/financial commitments that must be met on these concessions over the next two to three years in order to extend the life of each concession. These commitments vary by concession and could include either, or both, of geological studies or seismic operations or the drilling of a well. Should the Company fail to timely meet these commitments, or be granted an extension of time, it could be forced to relinquish its rights to that particular concession.

OIL AND GAS RESERVES

         The following table summarizes the estimates of the Company's historical net proved reserves as of January 1, 1999 and the present values attributable to those reserves on such date using constant prices and operating costs as of the valuation date, discounted at a rate of 10% per annum, in accordance with Securities and Exchange Commission ("Commission") guidelines. The reserve data and present values as of January 1, 1999 for the onshore properties have been estimated by Netherland, Sewell & Associates, Inc., independent petroleum engineering consultants. The reserve data and present values as of January 1, 1999 for the offshore and Alaska properties have been estimated by the Company and the reserve data has been audited by Collarini Engineering Inc., independent petroleum engineering consultants.

                                                                                                AS  OF  JANUARY  1, 1999
                                                                                                ------------------------
NET PROVED RESERVES:
Liquids(MBbls) (1)...........................................................................             49,389
Natural gas (Mmcf)...........................................................................            369,943
         Total (MBOE)........................................................................            111,046
Present value of future net revenues before income taxes (thousands).........................          $ 545,987
Standardized measure of discounted future net cash flows (thousands) (2).....................          $ 436,689

------------
         (1) Includes crude oil, condensate and natural gas liquids.
         (2) The standardized measure of discounted future net cash flows represents the present value of future net revenues after income taxes discounted at 10% in accordance with Statement of Financial Accounting Standards No. 69.

         Since January 1, 1998, the Company has not filed any estimates of proved oil and gas reserves with any federal authority or agency other than with the Commission.

DRILLING ACTIVITY

         The following table sets forth the completed drilling activity of the Company on its properties for the twelve month periods ended December 31, 1998, 1997 and 1996.

                                                                               YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------------
                                                                  1998                1997                 1996
                                                             -------------------------------------------------------
                                                             GROSS     NET       GROSS      NET      GROSS       NET
                                                             -----     ---       -----      ---      -----       ---
         GULF OF MEXICO DRILLING ACTIVITY:
Development:
    Oil ...........................................            1       0.1         5         3.7       11        10.4
    Gas ...........................................            2       0.4         6         4.1        8         5.7
    Non productive ................................            1       0.3        --          --        1          .2
                                                              --      ----        --        ----       --        ----
         Total ....................................            4       0.8        11         7.8       20        16.3
                                                              ==      ====        ==        ====       ==        ====

Exploratory:
    Oil ...........................................            1       1.0        --          --        5         4.4
    Gas ...........................................           12       7.4        21        13.2        2         1.3
    Non productive ................................            7       4.7        15        12.2        4         1.4
                                                              --      ----        --        ----       --        ----
         Total ....................................           20      13.1        36        25.4       11         7.1
                                                              ==      ====        ==        ====       ==        ====

         ONSHORE DRILLING ACTIVITY:
Development:
    Oil ...........................................           14       1.6        10         4.5        4         2.0
    Gas ...........................................            3       0.6         2          .8       --          --
    Non productive ................................            3       1.7         2          .8       --          --
                                                              --      ----        --        ----       --        ----
         Total ....................................           20       3.9        14         6.1        4         2.0
                                                              ==      ====        ==        ====       ==        ====

Exploratory:
    Oil ...........................................            1       0.4         3         2.4       --          --
    Gas ...........................................           --        --         3         1.0       --          --
    Non productive ................................            2       0.6         7         4.0        1          .2
                                                              --      ----        --        ----       --        ----
         Total ....................................            3       1.0        13         7.4        1          .2
                                                              ==      ====        ==        ====       ==        ====

         ALASKA DRILLING ACTIVITY:
Development:
    Oil ...........................................            1       1.0        --          --       --          --
    Gas ...........................................           --        --        --          --       --          --
    Non productive ................................           --        --        --          --       --          --
                                                              --      ----        --        ----       --        ----
    Total .........................................            1       1.0        --          --       --          --
                                                              ==      ====        ==        ====       ==        ====

Exploratory:
    Oil ...........................................           --        --        --          --       --          --
    Gas ...........................................           --        --        --          --       --          --
    Non productive ................................            2       1.5        --          --       --          --
                                                              --      ----        --        ----       --        ----
         Total ....................................            2       1.5        --          --       --          --
                                                              ==      ====        ==        ====       ==        ====

         INTERNATIONAL DRILLING ACTIVITY:
Development:
    Oil ...........................................           --        --        --          --       --          --
    Gas ...........................................           --        --        --          --       --          --
    Non productive ................................           --        --        --          --       --          --
                                                              --      ----        --        ----       --        ----
         Total ....................................           --        --        --          --       --          --
                                                              ==      ====        ==        ====       ==        ====

Exploratory:
    Oil ...........................................           --        --        --          --       --          --
    Gas ...........................................            2       1.6        --          --       --          --
    Non productive ................................            5       3.0        --          --       --          --
                                                              --      ----        --        ----       --        ----
         Total ....................................            7       4.6        --          --       --          --
                                                              ==      ====        ==        ====       ==        ====

PRODUCTIVE WELLS

         The following table sets forth the number of productive oil and gas wells in which the Company owned a working interest at December 31, 1998:

                                                                                 TOTAL PRODUCTIVE WELLS
                                                                                 ----------------------
                                                                                  GROSS            NET
                                                                                 -------        -------
                         Oil............................................           2,503          1,003
                         Gas............................................             895            274
                                                                                 -------        -------
                            Total.......................................           3,398          1,277
                                                                                 =======        =======

         Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. The Company has only 21 wells that are completed in more than one producing horizon; those wells have been counted as single wells.

ITEM 3.   LEGAL PROCEEDINGS

         On March 21, 1999, the Company and its wholly owned subsidiary, Forcenergy Resources Inc., filed voluntarily under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade and other obligations. The Company continues to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders. The filing was made in the U.S.
District Court for the Eastern District of Louisiana in New Orleans.

         Forcenergy is not a party to, nor are any of its properties subject to, any other pending legal proceedings that in the opinion of management, are likely to have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Prior to the Petition Date, the Company's common stock was listed on the New York Stock Exchange (the "NYSE") under the symbol "FEN". Prior to June 18, 1997, the Company's stock was quoted on the NASDAQ National Market (the "NASDAQ") under the symbol "FGAS". The following table sets forth, for the periods indicated, the range of closing high and low prices of the common stock as reported by the NYSE and the NASDAQ.

                                                                                          High          Low
                                                                                         -------      -------

         1997 First Quarter.........................................................     $ 37.13      $ 25.38
               Second Quarter.......................................................     $ 35.13      $ 27.13
               Third Quarter........................................................     $ 38.81      $ 26.75
               Fourth Quarter.......................................................     $ 39.00      $ 25.19

         1998 First Quarter.........................................................     $ 27.13      $ 21.25
               Second Quarter.......................................................     $ 27.06      $ 15.25
               Third Quarter........................................................     $ 17.63      $  5.19
               Fourth Quarter.......................................................     $  7.25      $  2.63

         At May 31, 1999, the Company had approximately 4,300 shareholders of record of its common stock. The Company estimates that an additional 10,000 shareholders hold Forcenergy's common stock in street name. On March 22, 1999, the New York Stock Exchange suspended trading in the Company's common stock because of the Chapter 11 bankruptcy filing. The Company was then delisted. Forcenergy's common stock was then quoted on the NASD OTC Bulletin Board under the trading symbol "FENYQ", until May 21, 1999 when the symbol was changed to "FENYE."

FORCENERGY AB ACQUISITION

         On December 19, 1997 Forcenergy made a public tender offer for all of the outstanding shares of Forcenergy AB ("FAB"), a Swedish public company that owned approximately 34% of Forcenergy's common stock. FAB was formed in 1990 to provide capital for Forcenergy's oil and gas operations in the United States and currently owns 8,740,486 shares of Forcenergy common stock, its only significant asset. The issuance of the Forcenergy shares pursuant to the terms of the tender offer was approved by Forcenergy Inc shareholder vote on March 17, 1998. On March 31, 1998, 97% of the outstanding common shares of FAB had been tendered in connection with the offer and all conditions of the offer were met. As of December 1998, 99.3% of the outstanding FAB shares had been tendered and Forcenergy had issued approximately 7.9 million new shares valued at $27 per share (the price of the Company's common stock on the date the tender offer was initiated) in exchange for the tendered shares. The 8,740,486 Forcenergy shares owned by FAB are now controlled by Forcenergy, therefore for accounting and voting purposes are no longer considered outstanding. The acquisition was accounted for as a purchase.

DIVIDEND POLICY

         Certain covenants set forth in the Company's Senior Credit Facility and the 9 1/2% and 8 1/2% Senior Subordinated Notes restrict and/or limit the ability of the Company to pay cash dividends. The Company is also prohibited from paying cash dividends without approval of the Bankruptcy Court. Forcenergy does not contemplate the payment of any cash dividends in the near future.

ITEM 6.   SELECTED FINANCIAL INFORMATION

         The following table sets forth selected historical financial data for the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements included elsewhere in this report.

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------------
                                                             1998            1997           1996            1995           1994
                                                           ---------      ---------       ---------       --------       --------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
REVENUES:
     Oil and gas sales (1) .......................         $ 272,410      $ 281,690       $ 138,698       $ 72,147       $ 58,354
     Other (1) ...................................             1,139          2,495             683            494            388
                                                           ---------      ---------       ---------       --------       --------
                                                             273,549        284,185         139,381         72,641         58,742
                                                           ---------      ---------       ---------       --------       --------
EXPENSES:
     Lease operating .............................            99,242         77,174          38,786         24,507         23,744
     Depletion, depreciation and amortization ....           145,856        113,347          58,464         31,295         24,572
     Production taxes ............................             4,218          4,791           3,454          1,868          1,701
     General and administrative ..................            17,222         15,244           7,971          5,670          6,463
     Impairment of oil and gas properties ........           275,000        200,000              --             --             --
                                                           ---------      ---------       ---------       --------       --------
                                                             541,538        410,556         108,675         63,340         56,480
                                                           ---------      ---------       ---------       --------       --------

INCOME (LOSS) FROM OPERATIONS ....................          (267,989)      (126,371)         30,706          9,301          2,262
Interest and other income (loss) .................             1,572          3,354             650           (561)           789
Interest expense, net of amounts capitalized .....           (48,077)       (32,422)        (13,367)       (11,668)        (9,529)
                                                           ---------      ---------       ---------       --------       --------
Income (loss) before income taxes ................          (314,494)      (155,439)         17,989         (2,928)        (6,478)
Income tax benefit (provision) ...................                --         20,621          (6,711)         1,075          2,403
                                                           ---------      ---------       ---------       --------       --------
Net income (loss) ................................         $(314,494)     $(134,818)      $  11,278       $ (1,853)      $ (4,075)
                                                           =========      =========       =========       ========       ========
NET INCOME (LOSS) PER SHARE:
    Basic ........................................         $  (12.65)     $   (5.83)      $     .60       $   (.14)      $   (.50)
                                                           =========      =========       =========       ========       ========
    Diluted ......................................         $  (12.65)     $   (5.83)      $     .57       $   (.14)      $   (.50)
                                                           =========      =========       =========       ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic ........................................            24,856         23,142          18,934         12,910          8,188
    Diluted ......................................            24,856         23,142          19,672         12,910          8,188

-----------------
(1) Natural gas liquid revenues for 1994 have been reclassified from other revenues to oil and gas sales for consistent presentation with 1998, 1997, 1996 and 1995 revenues.

                                                                                  AS OF DECEMBER 31,
                                                      -------------------------------------------------------------------------
                                                         1998            1997            1996           1995             1994
                                                      ---------       ---------        --------       ---------        --------
                                                                                    (IN THOUSANDS)

BALANCE SHEET DATA:
Working capital (deficit) .....................       $  49,791       $ (12,894)       $  8,035       $ (11,775)       $  5,445
Total assets ..................................         678,468         824,230         585,925         335,090         220,287
Total liabilities subject to compromise .......         778,720              --              --              --              --
Total liabilities not subject to compromise ...              --         609,239         336,989         180,129         149,226
Long-term debt ................................              --         506,564         272,932         130,729         131,646
Stockholders' equity (deficit) ................        (100,252)        214,991         248,936         154,961          71,061

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each of the three years ended December 31, 1998 and should be read in conjunction with the financial statements of the Company appearing elsewhere in this report.

RESULTS OF OPERATIONS

OPERATIONS

         The following table sets forth the Company's historical operations data during the periods indicated:

                                                                    YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1998          1997         1996
                                                             --------      --------     --------
         PRODUCTION:
           Liquids (MBbls) (1) ........................         8,513         8,210        4,006
           Natural gas (MMcf) .........................        76,799        57,737       32,738
           Total (MBOE) ...............................        21,313        17,833        9,462
         AVERAGE REALIZED SALES PRICES (2):
           Oil (per Bbl) ..............................      $  12.72      $  17.57     $  17.07
           Plant products (per Bbl) ...................          8.78         13.57        14.96
           Liquids (per Bbl)(1) .......................         12.54         17.34        16.93
           Natural gas (per Mcf) ......................          2.16          2.41         2.16
         EXPENSES (PER BOE):
           Lease operating ............................      $   4.66      $   4.33     $   4.08
           Depletion, depreciation and amortization (3)          6.84          6.36         6.18
           General and administrative, net ............           .81           .85          .84

-------------
(1)      Includes crude oil, condensate and natural gas liquids.
(2)      Net of effects of hedging.
(3) Excludes $275 million and $200 million impairment provisions recorded in the fourth quarters of 1998 and 1997, respectively.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

           Operating and Net Income/Loss. The Company reported an operating loss of $268.0 million for the year ended December 31, 1998, compared to the $126.4 million operating loss recorded for the prior year. Net loss for 1998 was $314.5 million compared to a net loss of $134.8 million in 1997. The decrease in operating income and net income is mainly attributable to lower oil and gas prices, incremental lease operating expenses from new properties acquired, higher depletion, depreciation and amortization associated with higher production volumes, a larger non-cash impairment of oil and gas assets recorded in 1998 pursuant to full cost accounting rules mandated by the Commission and higher interest expense, all of which are discussed below. Excluding the impairment provisions, operating income for 1998 and 1997 would have been $7.0 million and $73.6 million, respectively.

           Production. The Company's net liquids production rose to 8,513 MBbls in 1998 from 8,210 MBbls in 1997, a 4% improvement. Net gas production increased to 76,799 MMcf for the year ended December 31, 1998, a 33% increase over the 57,737 MMcf produced in 1997. On an equivalent unit basis, 1998 production increased to 21,313 MBOE, 20% more than the 17,833 MBOE produced during 1997. The increase in equivalent production resulted from producing properties in the Gulf of Mexico acquired late 1997 and early 1998 and from the success of the Company's late 1997 and 1998 drilling and workover programs.

           Revenues. Revenues were $273.5 million for the year ended December 31, 1998, compared to $284.2 million reported last year, as lower net realized prices only partially offset by higher production volumes. Average net realized liquid prices declined to $12.54 per Bbl in 1998, a 28% decrease compared with $17.34 per Bbl received in 1997. Average net realized gas prices declined to $2.16 per Mcf in 1998, a 10% decrease compared with $2.41 per Mcf reported in 1997.

           Average prices received for field production for 1998 were $11.59 per Bbl and $2.06 per Mcf for liquids and natural gas, respectively. After taking into account the effects of 1998 hedging activities entered into in order to guarantee a certain level of cash flow from production, specifically an $8.0 million increase in liquids revenue and a $7.7 million increase in gas revenue, net realized prices were $12.54 per Bbl and $2.16 per Mcf for liquids and natural gas, respectively. All commodity price hedging contracts in place were cancelled at the option of the counterparty pursuant to the filing under Chapter 11 of the U.S. Bankruptcy Code on March 21, 1999. The aggregate fair market value of the cancelled contracts, approximately $5.5 million, was remitted to the Company in April 1999. Average field prices for 1997 were $17.70 per Bbl and $2.55 per Mcf for liquids and natural gas, respectively. After taking into account the effects of 1997 hedging activities, specifically a $2.9 million reduction in liquids revenue and a $7.9 million reduction in gas revenue, net realized prices were reduced to $17.34 per Bbl and $2.41 per Mcf for liquids and natural gas, respectively.

           Lease Operating Expenses. Lease operating expenses were $99.2 million in 1998 compared to $77.2 million in 1997. The increase related primarily to new oil and gas properties acquired in late 1997 and early 1998. On an equivalent unit of production basis, lease operating expenses increased to $4.66 per BOE in 1998 from $4.33 per BOE in 1997, an increase attributable to slightly higher lease operating expenses associated with new properties acquired and higher 1998 workover costs.

           Depletion, Depreciation and Amortization ("DD&A"). DD&A expense increased to $420.9 million in 1998 from $313.3 million for 1997. DD&A expense, not including impairment provisions, was $145.9 million in 1998 compared to $113.3 million in 1997. The increase was principally attributable to higher production volumes and an increase in the rate from $6.36 per BOE in 1997 to $6.84 per BOE in 1998. In addition, the Company recorded non-cash impairments of oil and gas assets in the fourth quarter of 1998 for $275 million and $200 million in the fourth quarter of 1997.

           General and Administrative Expense. General and administrative expense, net of overhead reimbursements and capitalized internal costs, was $17.2 million in 1998 compared with $15.2 million in 1997. This increase was attributable to the overall growth of the Company. On a barrel equivalent basis, general and administrative expenses decreased by 5% to $.81 per BOE in 1998 from $.85 per BOE in 1997.

           Interest and Other Income. Interest and other income decreased to $1.6 million in 1998 from $3.4 million in 1997. The decrease was primarily attributable to a decline in the Company's equity in the earnings of Cook Inlet Pipeline Company, a 30% owned affiliate acquired in early 1997.

           Interest Expense. Interest expense, net of amounts capitalized, increased to $48.1 million in 1998, compared to the $32.4 million recorded in 1997. The increase in interest expense was due primarily to increased long-term debt levels.

           Income Tax Provision/Benefit. Due to net losses incurred during 1998, an income tax provision was not recorded during 1998. The $20.6 million income tax benefit reported in 1997 resulted from the $200 million non-cash impairment of oil and gas properties recorded in the fourth quarter of 1997.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

         Operating and Net Income/Loss. The Company recorded an operating loss of $126.4 million for the year ended December 31, 1997, compared to the $30.7 million operating income reported for the prior year. Net loss for 1997 was $134.8 million compared to net income of $11.3 million in 1996. The decline in operating income and net income is attributable to a $162.8 million ($200 million pre-tax) non-cash impairment of oil and gas assets recorded pursuant to full cost accounting rules mandated by the Commission. Excluding the impairment provision, operating income would have been $73.6 million, a 140% increase over 1996, that was attributable to higher production volumes and higher commodity prices received during 1997.

         Production. The Company's net liquids production rose to 8,210 MBbls for the year ended December 31, 1997 from 4,006 MBbls in 1996, a 105% improvement. Net gas production increased to 57,737 MMcf in 1997, a 76% increase over the 32,738 MMcf produced last year. On an equivalent unit basis, 1997 liquids and gas production increased to 17,833 MBOE, 88% more than the 9,462 MBOE produced during 1996. The increase in equivalent production resulted from new oil production in the Cook Inlet, Alaska area acquired in December 1996, from producing properties in the Gulf of Mexico acquired late 1996 and 1997, and from the success of the Company's late 1996 and 1997 drilling and workover programs.

         Revenues. Revenues for 1997 increased to $284.2 million, a 104% improvement over $139.4 million in 1996, primarily because of higher production volumes and higher net realized prices. Average net realized liquid prices rose to $17.34 per Bbl in 1997, a 1% increase over the $16.93 per Bbl received in 1996. Average net realized gas prices rose to $2.41 per Mcf in 1997, a 12% increase over the $2.16 per Mcf reported in 1996.

         Average prices received for field production for the 1997 year were $17.70 per Bbl and $2.55 per Mcf for liquids and natural gas, respectively. After taking into account the effects of 1997 hedging activities entered into to guarantee a certain level of cash flow from production, specifically a $4.9 million reduction in liquids revenue and a $5.8 million reduction in gas revenue, net realized prices were reduced to $17.34 per Bbl and $2.41 per Mcf for liquids and natural gas, respectively. Average field prices for 1996 were $20.13 per Bbl of liquids and $2.40 per Mcf of gas. After taking into account the effects of 1996 hedging activities entered into to guarantee a certain level of cash flow from production, specifically a $12.8 million reduction in liquids revenue and a $7.7 million reduction in gas revenue, net realized prices were reduced to $16.93 per Bbl and $2.16 per Mcf for liquids and natural gas, respectively.

         Lease Operating Expenses. Lease operating expenses were $77.2 million in 1997 compared to $38.8 million in 1996. On an equivalent unit of production basis, lease operating expenses increased to $4.33 per BOE in 1997 from $4.08 per BOE in 1996 an increase attributable t the higher costs in the non-operated Cook Inlet, Alaska fields. For the Gulf of Mexico properties, which are primarily operated fields, lease operating expenses per BOE were reduced by 16% to $3.22 in 1997 compared with $3.84 in 1996, due to increased production and to operating improvements.

         Depletion, Depreciation and Amortization. DD&A expense increased to $313.3 million in 1997 from $58.5 million reported for 1996, an increase primarily attributable to a $200 million non-cash impairment of oil and gas assets in the fourth quarter of 1997. Excluding the impairment provision, DD&A would have been $113.3 million compared to the $58.5 million in 1996, or $6.36 and $6.18 per BOE, respectively.

         General and Administrative Costs. General and administrative expense, net of overhead reimbursements and capitalized internal costs, was $15.2 million in 1997 compared with $8.0 million reported in 1996. This increase was attributable to the overall growth of the Company, including the opening of an Anchorage, Alaska office. On a barrel equivalent basis, general and administrative expenses remained flat at $.85 per BOE and $.84 per BOE for 1997 and 1996, respectively.

         Interest and Other Income. Interest and other income increased to $3.4 million in 1997 from $650,000 in 1996. The increase resulted primarily from $1.5 million attributable to the Company's equity in the earnings of Cook Inlet Pipeline Company, a 30% owned affiliate acquired in January 1997 as part of the acquisition of producing oil properties in the Cook Inlet area of Alaska.

         Interest Expense. Interest expense, net of amounts capitalized, increased to $32.4 million in 1997, compared to $13.4 million in 1996. The increase in interest expense was due primarily to increased debt levels. Interest rates were slightly higher in 1997 as borrowings under the Senior Credit Facility were repaid through issuance of fixed rate, long-term subordinated debt issued in late 1996 and early 1997.

         Income Tax Provision/Benefit. The Company recorded an income tax benefit in 1997 of $20.6 million compared to an income tax expense of $6.7 million in 1996. The benefit resulted from the $200 million non-cash impairment of oil and gas assets recorded in 1997. The recording of a valuation allowance for a portion of the deferred tax asset created by the year end impairment provision resulted in a reduction in the effective tax rate to 13.3% in 1997, from 37.3% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         On March 21, 1999, the Company and its wholly-owned subsidiary, Forcenergy Resources Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade and other obligations. The filing was made in the U.S. District Court for the Eastern District of Louisiana in New Orleans. The Company continues to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders.

         The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Company. A plan of reorganization may result in, among other things, material dilution or elimination of existing security holders as a result of the issuance of securities to creditors or new investors. The consummation of a plan of reorganization will require approval of the Bankruptcy Court.

         At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders. There can be no assurance that the plan of reorganization to be submitted by the Company will be approved or that the Bankruptcy Court will permit the Company to continue to operate as a debtor-in-possession. As a result, there is substantial doubt about the Company's ability to continue as a going concern. See the Consolidated Financial Statements of the Company included under Item 8 of this report.

         In the ordinary course of business, the Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, asset sales, a senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations in the current fiscal year and in later years which could have a material adverse effect on the Company. Proceeds from oil and natural gas sales are received at approximately the same time that production-related burdens, such as royalties, production taxes and drilling program obligations, are payable.

         After the bankruptcy Petition Date, Forcenergy and Resources filed an Emergency Motion for Interim Order Authorizing Use of Cash Collateral (the "Cash Collateral Motion"), pursuant to which Forcenergy and Resources sought the use of various purported secured parties' cash collateral in on-going operations. On March 22, 1999, the Bankruptcy Court signed a Preliminary Order Authorizing Use of Cash Collateral, thereby authorizing Forcenergy's and Resource's use of cash collateral in accordance with a budget attached thereto. Since the Preliminary Order, the Bankruptcy Court has conducted several hearings on Forcenergy's and Resource's continued use of cash collateral and on May 14, 1999, the final order (the Order Authorizing the Use of Cash Collateral) was signed.

         Forcenergy is presently in negotiations for debtor-in-possession financing.

         Presently, Forcenergy and Resources are operating pursuant to the Order Authorizing the Use of Cash Collateral and the budget attached thereto. To the extent that on-going expenses are for post petition goods and services (after March 21, 1999), are within the ordinary course of business and are reflected on the court-approved budget, Forcenergy and Resources are permitted to make such expenditures without further Bankruptcy Court order. Any expenditure, however, that is outside the ordinary course of business or that is not reflected on the budget, must be specifically authorized by the Bankruptcy Court. The procedures for payment of such expenses may be further specified in a debtor-in-possession financing facility. The Company had approximately $42 million in cash on hand on May 31, 1999 that can be used for such operations pursuant to the terms of the Cash Collateral Order.

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and private and public placements of debt and equity securities. The Company's primary sources of funds for each of the past three years were as follows:

                                                                                  (in thousands)
                                                                        1998            1997            1996
                                                                     ---------       ---------       ---------
Net cash provided by operating activities .....................      $ 141,853       $ 177,621       $  65,228
Borrowings under the Senior Credit Facility ...................        315,500         287,144         255,968
Repayments under the Senior Credit Facility ...................       (150,364)       (253,512)       (250,091)
Net proceeds from issuance of common stock ....................            361           2,661          46,318
Issuance of long-term debt, net of expenses ...................             --         193,414         169,114


           Cash flow from operations, before changes in operating assets and liabilities, was $107.4 million for the year ended December 31, 1998, compared with $157.7 million in 1997. The decrease in cash flow resulted primarily from the lower oil and gas prices and higher interest expense.

           Capital expenditures were $337.4 million, including $54.0 million for acquisitions, for the year ended December 31, 1998, compared with $406.7 million in 1997. Capital expenditures were funded by the Company's existing Senior Credit Facility and cash generated from operations. As a result, the Company's long-term debt increased from $506.6 million at the end of 1997 to $671.7 million (all reclassified as liabilities subject to compromise) at December 31, 1998. The Company was fully drawn under the Senior Credit Facility at March 21, 1999.

         The Company's capital expenditures for 1999 will remain subject to the approval and supervision of the Bankruptcy Court and may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties and the availability of capital.

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

         The assessment phase of the Project is 90% complete as of December 31, 1998, with the remainder being the assessment of risk related to year 2000 failure on the part of the Company's customers and vendors. This phase included, among other procedures, the assessment of information technology applications and systems; the assessment of non-information technology exposures; the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand their Year 2000 readiness and its potential impact on Forcenergy; and, the formulation of contingency plans for mission-critical information technology systems. Forcenergy expects to complete the assessment phase of its Year 2000 project by the end of the second quarter of 1999 but is being delayed by limited responses to inquiries made to third party businesses. The Company does believe, however, that any equipment failure at the customer/vendor level could be overcome by a change in provider or by the implementation of manual procedures. The remedial phase of the Project was approximately 80% complete as of December 31, 1998, subject to the results of third party inquiry assessments. The remediation of non-information technology is expected to be completed by mid-1999. The testing phase of the Project is expected to by completed by mid-1999, subject to the Company's assessment of customer and vendor inquiries.

         Although Forcenergy is making every effort to mitigate the risks associated with the Year 2000 problem, and currently believes that no material risk exists that has not been mitigated, there can be no assurance that the Project or resulting contingency plans will have anticipated all Year 2000 scenarios. A failure to remedy a critical Year 2000 problem could result in information and non-information technology failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. Statement No. 133 will become effective with respect to the Company on January 1, 2000. The Company is currently evaluating the impact, if any, of SFAS No. 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

         Forcenergy has utilized from time to time various financial instruments to hedge portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production was not hedged so as to provide Forcenergy the opportunity to benefit from oil and natural gas price increases, should they occur. Specifically, Forcenergy utilized, from time to time, forward sales contracts and commodity swaps. All commodity hedging contracts were cancelled at the option of the counterparty as a result of the Company's filing under Chapter 11 of the U.S. Bankruptcy Code on March 21, 1999. Future hedging activities may be undertaken by the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-26 of this Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN ACCOUNTANTS

         None.

DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         DIRECTORS

         Messrs. Eric Forss, Robert Issal, Stig Wennerstrom and Bruce L. Burnham are currently directors of the Company.

         Stig Wennerstrom, age 56, has been President and Chief Executive Officer and a director of the Company since its inception in September 1993. In March 1998 Mr. Wennerstrom was chosen to serve as Chairman of the Board of Directors of the Company. From 1982 until the formation of the Company, Mr. Wennerstrom was the President and Chief Executive Officer of the Company's predecessors.

         Bruce L. Burnham, age 65, has served as a director of the Company since 1996. Mr. Burnham has served as President of The Burnham Group, a privately-held consulting and marketing firm formed by Mr. Burnham shortly after retiring from Dayton's Department Stores in 1984. From 1981 to 1984, Mr. Burnham served as Chairman and Chief Executive Officer of Dayton's Department Stores in Minneapolis, Minnesota. From 1979 to 1980, Mr. Burnham was President and Chief Executive Officer of Bonwit Teller in New York City. From 1978 to 1979, Mr. Burnham was President and Chief Operating Officer of Jordan Marsh. He serves on the Board of Directors of Paxson Communications Corporation, Financial Benefit Group, Inc. and J.B. Rudolph, Inc.

         Eric Forss, age 33, has been a director of the Company since June 1994. Mr. Forss has served as Chief Executive Officer of Forsinvest AB, a private Swedish holding company and stockholder of the Company, since June 1998. Mr. Forss was also President of Forcenergy AB, a Swedish public corporation ("FAB") from May 1991 to June 1998 (on March 31, 1998, the Company acquired approximately 97% of the shares of FAB through a public exchange offer of Forcenergy Inc shares for the outstanding shares of FAB). Prior to serving as President of FAB, Mr. Forss was Vice President of FAB from May 1990 through April 1991. Mr. Forss served on the Board of Directors of FAB from May 1994 to March 1998.

         Robert Issal, age 53, served as Chairman of the Board of Directors of the Company from May 1994 until March 1998 and has been a director since the Company's inception in September 1993. In March 1998 Mr. Issal was chosen to serve as Vice Chairman of the Board of Directors of the Company. Mr. Issal served as Chairman of FAB from May 1994 to June 1998 and served as Vice Chairman of FAB from April 1992 to April 1994. Mr. Issal served as President and Chief Executive Officer of Forsheda AB, a Swedish public company, from 1988 through 1991. From 1991 through 1994, Mr. Issal was the Chairman and President of Abstracta Group. Since 1994, Mr. Issal has served as Chairman and President of Rejmyre Belysning AB Sweden and its predecessor Rejmyre Light AB, a Swedish lighting manufacturer.

COMPENSATION ARRANGEMENTS FOR MEMBERS OF THE BOARD OF DIRECTORS

         Fees paid Directors are in line with that paid by comparable companies. The fees are an annual retainer of $10,000 per year and $3,000 per meeting attended ($250 per telephonic meeting), capped at $25,000 per Director per year. In addition, prior to Mr. Wennerstrom being elected Chairman in March 1999, the Chairman of the Board of Directors received a fee of $3,000 per month. These fees are not paid to Directors who are employees of the Company. The Company also compensates Directors through the issuance of periodic stock option grants. These grants are made under the Company's Stock Option Plan typically on a formula basis. (See "Forcenergy Inc 1995 Stock Incentive Plan").

EXECUTIVE OFFICERS

         The executive officers of the Company are Stig Wennerstrom, President and Chief Executive Officer and those officers listed below. Biographical information on Mr. Wennerstrom is included under the caption "Directors" above.

         J. Russell Porter, age 37, is Executive Vice President. Prior to his promotion to Executive Vice President in July 1997, Mr. Porter served as Vice President - Corporate Development from October 1995 to June 1997 and as Vice President - Financial Planning & Analysis from April 1994 to October 1995. From January 1992 until joining the Company, Mr. Porter held the position of Vice President in the Natural Resources Group of Internationale Nederlanden (U.S.) Capital Corporation in New York. From July 1990 to December 1991, Mr. Porter was an Associate in the Energy Group of Manufacturers Hanover and Chemical Bank.

         Gary Carlson, age 52, is Vice President - Alaska Division and has responsibility for all Alaskan operations. Prior to joining the Company in March 1997, Mr. Carlson held various positions during a tenure of 29 years with Unocal Corporation, most recently serving as Unocal's General Manager for Health, Environmental and Safety Support from 1995 until joining the Company. Mr. Carlson also served as President and Managing Director of Unocal Indonesia from 1992 to 1995 and as Managing Director for Unocal Netherlands N.V. from 1989 to 1992.

         Robert G. Gerdes, age 42, is Vice President - Geoscience with responsibility for technical overview of company-wide geoscience, as well as technical evaluation of all drilling prospects and all acquisitions and new ventures. Prior to his promotion to Vice President - Geoscience in October 1997, Mr. Gerdes served as Geologist and Evaluations Manager from January 1994 to October 1997. Mr. Gerdes worked as an independent consulting geologist from September 1993 until joining the Company in January 1994. Mr. Gerdes served as Senior Geologist Corporate Staff for Graham Resources from August 1987 to September 1993. Prior to joining Graham Resources, Mr. Gerdes held various geological positions with Crescent Exploration Company and Unocal Corporation.

         Thomas F. Getten, age 51, is Vice President, General Counsel and Secretary. Prior to joining the Company in January 1997, Mr. Getten was in private law practice in New Orleans. From January 1996 until joining the Company, Mr. Getten was a partner with Nesser, King & LeBlanc, a New Orleans law firm, and from May 1974 until December 1995, Mr. Getten was a partner and stockholder with Liskow & Lewis, also a New Orleans law firm.

         E. Joseph Grady, age 46, is Vice President, Treasurer and Chief Financial Officer. From 1980 until joining the Company in October 1995, Mr. Grady held various financial management positions with Southdown, Inc. and its subsidiaries, including Pelto Oil Company from 1980 through 1989, serving as Vice President - Finance during 1988 and 1989. Most recently Mr. Grady was Director of Finance for Southdown Environmental Systems, Inc.
from January 1991 until joining the Company.

         Percy A. Payne, age 57, was Vice President - Gulf of Mexico Division and had responsibility for all Gulf of Mexico and Gulf coast operations until his resignation effective February 28, 1999. Prior to joining the Company in August 1996, Mr. Payne served as President of Payne Energy Associates, Inc., a privately held consulting group formed by Mr. Payne in September 1994 serving the international oil industry. Prior to establishing his consulting business, Mr. Payne held various positions during a tenure of 27 years with Shell Oil Company USA, most recently serving as Vice President of Pecten International, Shell Oil Company USA's international subsidiary. Mr. Payne also served as General Manager of Operations for the lower 48 states (excluding California) and Alaska for Shell Western E&P from April 1986 to September 1991.

         Mark Yelverton, age 43, is Vice President - International Operations and is responsible for all international operational activities. Additionally, upon the resignation of Mr. Payne, Mr. Yelverton assumed responsibility for managing the drilling and production operations for the Gulf of Mexico Division. Mr. Yelverton joined the Company in April 1997 and served as Manager
- International Operations, until his promotion to his current position in October 1997. Before joining the Company, Mr. Yelverton served in various positions, culminating in an appointment as Director General for Phibro Energy (White Nights Joint Enterprise, Russia) from 1991 to 1997. Prior to joining Phibro, Mr. Yelverton was employed by Chevron Corporation serving in various petroleum engineering and geological positions.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee, consisting of Robert Issal and Bruce L. Burnham, believes that its policies are reflected in the Company's executive compensation program which aims to: (i) motivate executives toward effective long-term management of Company operations; (ii) reward effective, efficient ongoing management of Company operations; and (iii) provide the ability to attract and retain executives through competitive salary levels and benefit programs.

Executive Compensation. The Company's executive compensation program includes, separately or through any combination, base salary, annual incentives and various stock and stock option programs.

Base Salary and Annual Incentives. The Company's policy, as implemented by the Compensation Committee, is to compensate executives to reflect performance and be competitive in the market. The Compensation Committee considers the executive's individual performance and that of the Company as a whole along with other relevant factors in setting compensation, including discretionary bonuses. The Compensation Committee considers the scope of each executive's responsibilities in selecting the performance measures to apply to that executive's compensation, and does not apply any specific weight to any particular measure of performance. These criteria, the performance of the executive officers and the performance of the Company were considered in the determination of bonuses for 1998. Because of a difficult industry business environment during 1998, the Company failed to meet its performance goals, therefore no cash bonuses were paid to the executive officers for the 1998 year other than those contractually mandated under employment agreements.

Stock Options. The Company believes that stock options are important in motivating executives to increase long term shareholder value because the options focus executive attention on stock price as a measure of performance and align the executive's financial interests with those of the Company's stockholders. Accordingly, prior to the Company's Initial Public Offering in 1995, the Company adopted, with stockholder approval, the Forcenergy Inc 1995 Stock Incentive Plan. (See "Forcenergy Inc 1995 Stock Incentive Plan") The Compensation Committee administers the Forcenergy Inc 1995 Stock Incentive Plan and grants options to employees based on the performance of the employee and the Company and other relevant factors. Since the options vest over a number of years, they enhance the Company's ability to retain option holders and motivate them to take a long-term view of the Company's interests in their decisions.

Grants of options to executive officers during 1998 were made based upon individual efforts and performance.

Chief Executive Officer Compensation. Mr. Wennerstrom entered into an employment agreement with the Company as President and Chief Executive Officer for an initial term of three years effective September 14, 1993. See "Employment Agreement of Certain Executive Officers". In May 1995, the Company amended this employment agreement in connection with the Initial Public Offering and in recognition of the Company's rapid growth in financial performance. Mr. Wennerstrom's compensation for 1998 was limited to that provided for in his employment agreement.



                                        Robert Issal



                                        Bruce L. Burnham

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the three years ended December 31, 1998 for each of the five most highly compensated executive officers of the Company ("Named Officers"):

                                                      ANNUAL COMPENSATION(1)
                                                     -----------------------        LONG TERM              ALL OTHER
NAME, POSITION & AGE                  YEAR             SALARY          BONUS       COMPENSATION          COMPENSATION
                                      ----           --------       --------       ------------          ------------
                                                                              SECURITIES UNDERLYING
                                                                                  STOCK OPTIONS
                                                                                 (NUMBER OF SHARES)
                                                                              ---------------------
Stig Wennerstrom (56)                 1998           $600,000       $150,000                   -0-         $89,566(2)
Chairman, President & Chief           1997            566,664        500,000               300,000          89,374(2)
Executive Officer                     1996            533,333        500,000               334,839          91,344(2)


J. Russell Porter (37)                1998            350,000            -0-                   -0-           5,000(4)
Executive Vice President(3)           1997            300,300        225,000               150,000           4,763(4)
                                      1996            225,300        125,000                75,000           1,692(4)

Thomas F. Getten (51)                 1998            300,300            -0-                50,000           5,000(4)
Vice President, General Counsel       1997            270,000        100,000               150,000          90,385(6)
& Secretary(5)

E. Joseph Grady (46)                  1998            295,300            -0-                   -0-           5,000(4)
Vice President, Treasurer &           1997            240,000         85,000                50,000          60,070(7)
Chief Financial Officer               1996            203,333         75,000               120,000           1,979(4)

Gary E. Carlson (52)                  1998            275,300            -0-                   -0-           5,000(4)
Vice President-Exploration            1997            229,167            -0-               175,000           4,750(4)
& Production (Alaska
Division)(8)


-------------------

(1) Amounts exclude perquisites and other personal benefits because such compensation, if any, is included in All Other Compensation.

(2) Includes $71,373 in annual premiums paid by the Company for life insurance policies on the life of, and payable to a beneficiary selected by, Mr. Wennerstrom for 1995 through 1998. Also includes employer matching contributions of $2,375, $4,750 and $5,000 under the Company's 401(k) Plan for 1996, 1997 and 1998, respectively, and for other non-cash benefits of $17,596, $13,251 and $13,193 received in 1996, 1997 and 1998, respectively.

(3) Mr. Porter joined the Company in April 1994 as Vice President - Financial Planning and Analysis, was promoted to Vice President - Corporate Development in November 1995 and was promoted to his current position in July 1997.

(4)      Represents employer matching contributions under the Company's 401(k)
         Plan.

(5)      Mr. Getten joined the Company in his current position in January 1997.

(6) Includes $85,600 in relocation reimbursement and $4,750 in employer matching contributions under the Company's 401(k) Plan.

(7) Includes $55,320 in relocation reimbursement and $4,750 in employer matching contributions under the Company's 401(k) Plan.

(8)      Mr. Carlson joined the Company in his current position in March 1997.

EMPLOYMENT AGREEMENTS OF CERTAIN EXECUTIVE OFFICERS

           The following is a description of employment agreements between the Company and its executive officers as of December 31, 1998. Current employment agreements and payments to executive officers are currently subject to the approval of the Bankruptcy Court.

         Chief Executive Officer. In connection with the formation of the Company, Mr. Wennerstrom and the Company entered into an employment agreement effective as of September 14, 1993, and amended as of May 18, 1995 (the "Employment Agreement") pursuant to which Mr. Wennerstrom serves as President and Chief Executive Officer of the Company.

         Under the Employment Agreement, Mr. Wennerstrom is entitled to an annual salary and fixed bonus. Mr. Wennerstrom received an annual salary of $533,333, $566,664 and $600,000 for 1996, 1997 and 1998, respectively. Mr.
Wennerstrom's salary is subject to annual cost of living increases. In addition, Mr. Wennerstrom was entitled to receive a $150,000 bonus for 1997 and for each subsequent year, provided that the Company may require him to return this bonus, or a portion thereof, for any year in which the Company fails to attain pre-determined cash flow targets. The Employment Agreement also provides that the Company will maintain certain life insurance policies on the life of Mr. Wennerstrom, payable to a beneficiary selected by Mr. Wennerstrom. The term of the Employment Agreement extends to December 31, 1998, automatically renewed annually thereafter until December 31, 2001 for "rolling" three-year periods that can be terminated upon 36 months' prior notice, provided that the term can be ended upon 12 months' notice given after January 1, 2002.

         The Employment Agreement is subject to early termination by the Company for cause or upon the death or incapacity of Mr. Wennerstrom. The Employment Agreement is subject to early termination by Mr. Wennerstrom for cause. If the Employment Agreement is terminated without cause by the Company or with cause (including certain changes in control of the Company) by Mr. Wennerstrom, the Company is obligated to pay Mr. Wennerstrom a termination fee of three times the amount of Mr. Wennerstrom's annual includible compensation.

         Other. The Company has entered into employment agreements with J. Russell Porter, E. Joseph Grady and Thomas F. Getten as of the end of 1998. These employment agreements are for "rolling" periods of one year, provided that the automatic annual renewal can be terminated upon 60 days written notice. If the employment agreement is terminated without cause by the Company, the Company is obligated to pay such officers a severance payment provided for in such employment agreement equal to two years base salary and in the case of certain changes in control two and one-half years base salary.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

         The Company is subject to U.S. tax legislation enacted in 1993 that could limit the deductibility of certain compensation payments to its executive officers. The Company believes that any compensation realized in connection with the exercise of stock options granted by the Company will continue to be deductible as performance-based compensation. The Compensation Committee will continue to monitor the impact of this legislation on the Company's compensation policies.

FORCENERGY INC 1995 STOCK INCENTIVE PLAN

         In May 1997, pursuant to a vote of the Company's stockholders, the Company's three existing stock option plans were consolidated to form the Forcenergy Inc 1995 Stock Incentive Plan (the "Stock Option Plan"). The Stock Option Plan is intended to provide officers and key employees with an opportunity to acquire a proprietary interest in the Company and additional incentive and reward opportunities based on the profitable growth of the Company and to aid the Company in attracting and retaining outstanding personnel. The Stock Option Plan provides for the granting of options (either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended ("Code"), or non-qualified stock options), restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof.

         The Stock Option Plan is administered by the Compensation Committee, which is composed of at least two Directors who are "outside directors" within the meaning of Section 162(m) of the Code and "non-employee directors" within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Stock Option Plan was amended in May 1998, pursuant to a vote of the Company's stockholders at the 1998 Annual Meeting, to permit awards of up to an aggregate of 6,000,000 shares of Common Stock. As of December 31, 1998, 6,000,000 shares of Common Stock had an aggregate market value of $15.75 million. The number of, and in some cases, types of, shares covered by the Stock Option Plan are subject to adjustments in the event of stock dividends, stock splits and certain other events. As of December 31, 1998, options covering up to an aggregate of 3,637,441 shares of Common Stock were outstanding under the Stock Option Plan, and 2,121,293 options were available for future grants after December 31, 1998.

         All employees and Directors of the Company are eligible to participate in the Stock Option Plan. The Compensation Committee has the power to determine which employees receive awards under the Stock Option Plan and the terms of each award, except that awards to non-employee Directors are made upon unanimous consent of the entire Board of Directors.

         No more than 500,000 shares of Common Stock, subject to adjustments, may be subject to grants to any one employee in any one year under the Stock Option Plan. This limitation will be applied so that compensation realized from awards under the Stock Option Plan will qualify as "performance based" compensation for purposes of Section 162(m) of the Code.

         Upon initial appointment to the Board, a non-employee Director typically receives options to buy 10,000 shares of Common Stock, vesting annually over three years subject to their continued service as a Director. Upon their re-election to the Board at subsequent annual meetings of stockholders, these Directors receive options to buy 5,000 shares of Common Stock, vesting in six months after such annual meeting. All of these options are exercisable at the fair market value of Common Stock at the date of grant, and expire 10 years after grant. Incentive stock options granted under the Stock Option Plan cannot be exercisable at less than the fair market value of Common Stock on the date of grant (subject to adjustments), nor for more than 10 years after grant, provided that options granted to a holder of securities representing more than 10% of the total combined voting power of all classes of the Company's stock or of its subsidiary cannot be exercisable at less than 110% of the fair market value of Common Stock at the date of grant (subject to adjustments) or for longer than five years from grant. The Committee can determine how the exercise price of options will be paid. The Board of Directors may also grant options on a discretionary basis to individual directors.

         The Compensation Committee has the authority, in its discretion, to amend the Stock Option Plan, unless approval of the Company's stockholders is required for the Stock Option Plan to meet the stockholder approval requirements of Sections 422 and 162(m) of the Code. Therefore, the Company's stockholders would need to approve any amendment that is "material" for purposes of Section 162(m) or required by Section 422, including any amendment
(a) increasing the number of shares available in the aggregate for awards, (b) increasing the number of shares that may be granted to an employee, or (c) changing eligibility requirements for participation in the Stock Option Plan.

         No grants of Restricted Stock Awards, Stock Appreciation Rights, Performance Awards or Phantom Stock Awards have been made under the Stock Option Plan. See "Stock Option Grants in 1998".

401(K) PLAN

         The Company has adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") for its employees. Under the 401(k) Plan, eligible employees are permitted to defer receipt of up to 15% of their cash compensation (subject to certain limitations imposed under the Code). The 401(k) Plan provides that a discretionary match of employee deferrals may be made by the Company in cash. Pursuant to the 401(k) Plan, the Company has currently elected to match $.50 for each $1.00 contributed by the employee through salary deferral, said deferral not to exceed 5% of an employee's salary, subject to limitations imposed by the Internal Revenue Service. The amounts held under the 401(k) Plan are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant. Salary deferral contributions under the 401(k) Plan are 100% vested. Matching contributions vest immediately upon a participants attainment of a minimum of one year of service with the Company. Participants or their beneficiaries are entitled to payment of vested benefits upon termination of employment.

EMPLOYEE STOCK PURCHASE PLAN

         The Company has adopted the Forcenergy Gas Exploration, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), which permits all Company employees (other than the Chief Executive Officer) who work full time (or part time for at least 20 hours per week and more than five months per year) to acquire Common Stock at a minor discount from its fair market value through payroll deductions.

         For each six-month period beginning on January 1 or July 1 during the term of the Stock Purchase Plan, unless the Board determines otherwise, the Company will offer to each eligible employee the opportunity to purchase Common Stock. Employees may elect to participate prior to the start of a period and may elect to have from two to ten percent of their compensation withheld. The Stock Purchase Plan allows withdrawals, termination and changes in the level of participation. The purchase price will be 85% of the lesser of the fair market value of Common Stock on (i) the first day of the period or (ii) the last day of the period. No employee may purchase Common Stock under the Stock Purchase Plan valued at more than $25,000 (or such other maximum as may be prescribed from time to time under the Code) for each calendar year in accordance with the provisions of the Code.

         Up to 100,000 shares of Common Stock are currently authorized for purchase under the Stock Purchase Plan. Employees purchased 50,866 shares of Common Stock under the Stock Purchase Plan during 1998 thereby resulting in all 100,000 shares of Common Stock authorized for purchases under the Stock Purchase Plan having been purchased. No additional shares of Common Stock are currently available for purchase under the Stock Purchase Plan unless additional shares are authorized by the Stockholders for purchase under the Stock Purchase Plan.

STOCK PRICE PERFORMANCE INCENTIVE PLAN FOR EMPLOYEES OF THE COMPANY

         Effective January 1, 1997, the Company adopted the 1997 Stock Price Performance Incentive Plan for Employees of the Company (the "$60 a Share Plan" or "Plan"). All of the Company's employees are eligible to receive awards of the Company's Common Stock under the Plan without being required to pay any purchase price if (1) the closing price of the Company's Common Stock reaches $60 a share before January 1, 2000, and (2) the employee remains employed by the Company through the date that the shares are actually distributed under the Plan. If the Common Stock reaches $60 per share on any date (the "$60 Price Date") on or before December 31, 1999, then all employees would receive Common Stock worth 500% of their annual base compensation, distributed in equal installments on the first, second and third anniversaries of the $60 Price Date, if they are still employed by the Company. For purposes of determining the value of Common Stock to be distributed, the Common Stock will be valued at its closing price on the $60 Price Date. The Plan also provides for reduced compensation if the Common Stock does not reach $60 a share during the plan period but does reach $50 a share (but not $60) prior to December 31, 1999 (with December 31, 1999 representing the "$50 Price Date"). In such case, all employees would receive Common Stock worth 250% of their annual base compensation, distributed in equal installments on December 31, 2000, 2001 and 2002.

         The Compensation Committee of the Company's Board of Directors administers the Plan. The Compensation Committee has the sole and exclusive right to interpret and administer the Plan, including determining the employees eligible to receive awards under the Plan, calculating the employees' annual base pay and the number of shares of Common Stock issuable and reducing the number of shares issuable to particular employees.

         The Plan is intended to qualify under Section 162 (m) of the Code so that the Company may deduct the value of the shares issuable under the Plan regardless of the amount thereof. Therefore, changes to the Plan will require stockholder approval if they are "material" for purposes of Section 162(m) of the Code. "Material" changes would include an increase in the aggregate number of shares issuable under the Plan or to a particular employee or a change in the eligibility criteria for participation in the Plan.

STOCK OPTION GRANTS IN 1998

                                   OPTION GRANTS TO NAMED OFFICERS IN 1998
                                   ---------------------------------------

                                                                               POTENTIAL REALIZABLE VALUE
                      NUMBER OF       % OF TOTAL                               AT ASSUMED ANNUAL RATES OF
                      SECURITIES     OPTIONS/SARS                             STOCK PRICE APPRECIATION FOR
                      UNDERLYING      GRANTED TO     EXERCISE                         OPTION TERM(1)
                       OPTIONS       EMPLOYEES IN    PRICE PER   EXPIRATION   ----------------------------
       NAME            GRANTED       FISCAL YEAR       SHARE        DATE         5%                10%
       ----           ----------     ------------    ---------   ----------   --------          ----------

 Thomas F. Getten     50,000(2)          7.2%         $21.50        2008      $676,062          $1,713,273

There were no options exercised by a Named Officer in 1998.

---------------------

(1) Potential realizable value was reported net of the option exercise price, but before taxes, associated with the exercise. These amounts represent the theoretical realizable value on the option expiration date, assuming that the stock price appreciates annually at the rates shown from the date of grant through expiration. Actual values realized, if any, on stock option exercises are dependent on the future performance of the Common Stock and the officer's continued employment throughout the vesting period. Accordingly, the amounts reflected in this table may not necessarily be achieved. All options granted to the Named Officers in 1998 reflected the market price of the common stock on the date of grant.

(2) Options were granted to Mr. Getten on January 22, 1998 under the Stock Option Plan and such options vest 33.33% on each of the third through fifth anniversaries of the date of grant.


                                     UNEXERCISED OPTIONS AT DECEMBER 31, 1998
                                     ----------------------------------------
                                                                      VALUE OF UNEXERCISED
                                          NUMBER OF OPTIONS          IN-THE-MONEY OPTIONS(1)
                                    -----------------------------  --------------------------
                 NAME               EXERCISABLE     UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                    -----------     -------------  -----------  -------------

         Stig Wennerstrom            1,498,215              --       $   --       $    --

         J. Russell Porter             147,280         251,057           --            --

         Thomas F. Getten                   --         200,000           --            --

         E. Joseph Grady                45,000         200,000           --            --

         Gary E. Carlson                    --         175,000           --            --


-----------
(1) Value based on the last trade on the New York Stock Exchange on December 31, 1998 ($2.625 per share), less the applicable exercise price of the outstanding options.

         Pursuant to a repricing of stock options held by non-executives of the Company on March 4, 1998, options held by Mr. Robert Gerdes, a Vice President of the Company, to purchase 20,000 shares at $26.875 per share were canceled and replaced with new options to purchase 18,186 shares at $22.00 per share. On the same date, options held by Mr. Mark Yelverton, a Vice President of the Company, to purchase 25,700 shares at $30.50 per share were canceled and replaced with new options to purchase 22,124 shares at $22.00 per share. The options repriced were options granted to each prior to their promotion to their positions as an officer of the Company. In both cases, the exercise price of each newly issued option represents the market price of the common stock on the date of grant and the vesting provisions are consistent with the original grant. The original remaining option terms at the date of repricing were 7 years and 302 days and 9 years and 55 days in the cases of Mr. Gerdes and Mr. Yelverton, respectively.

         In January 1999 the Board of Directors authorized a repricing of stock options held by all optionholders of the Company. This was deemed necessary because of the precipitous decline in the Company's stock price and the need to maintain the incentive nature of the option plan. On February 1, 1999, all stock options currently outstanding were cancelled and reissued with an exercise price of $1.275 per share (the fair market value of the stock on that date plus 20%). All other terms of options previously granted to non-executives remained unchanged. The number of options held by executives and directors was reduced by approximately 114,000 shares.

STOCK PERFORMANCE GRAPH

         The following graph compares total return of the Company's Common Stock against the S&P 500 Index and a peer group index consisting of public independent oil and gas companies.* The graph assumes that $100 was invested on August 2, 1995 (the date of the closing of the Initial Public Offering) in the Company's Common Stock, the S&P 500 Index and the peer group and that dividends thereon were reinvested quarterly.

                    [CHART: COMPARE CUMULATIVE TOTAL RETURN
                             AMONG FORCENERGY INC,
                      S&P 500 INDEX AND PEER GROUP INDEX]


*The peer group consists of Ocean Energy Inc., Hugoton Energy Inc., Louis Dreyfus natural Gas Company, Inc., Newfield Exploration Company, PetroCorp, Inc. and Stone Energy Corp. Hugoton Energy Inc. was acquired by Chesapeake Energy Corporation in March 1998.

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK

         The following table is furnished as of March 31, 1999 to indicate beneficial ownership of shares of the Common Stock by persons owning more than 5% of the Common Stock and all executive officers and Directors individually and the executive officers and Directors as a group. The information in the following table is provided by such persons.

                                                                                                     PERCENT
                                                   COMMON         VESTED                               OF
                                                   STOCK(1)      OPTIONS(2)            TOTAL      COMMON STOCK
                                                  ---------      ----------          ---------    ------------

         Forsinvest AB(3) (9)                     1,614,089               -          1,614,089        6.5%
         Stridor Invest AB(3) (9)                    21,436               -             21,436          *
         Stig Wennerstrom(3) (4)                    327,698       1,461,602          1,789,300        6.8%
         J. Russell Porter(3) (5)                     5,574         145,013            150,587          *
         Gary Carlson(3) (6)                         10,694               -             10,694          *
         Robert Gerdes(3)(7)                          6,748           5,000             11,748          *
         Thomas F. Getten(3)                          1,653               -              1,653          *
         E. Joseph Grady(3)                           2,137          43,186             45,323          *
         Percy A. Payne(3)                            2,024           9,093             11,117          *
         Mark Yelverton(3)                                -               -                  -          *
         Bruce L. Burnham(3)                         22,663          23,093             45,756          *
         Eric Forss(3) (8)                        1,654,725          37,734          1,692,459        6.8%
         Robert Issal(3)                              3,751          37,816             41,567          *
         Directors and Officers, total as         2,037,667       1,762,537          3,850,162       14.3%
         a group

* Less than 1%

------------------
(1) Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.
(2) Represent shares of Common Stock issuable pursuant to stock option grants that are vested or that will be vested within 60 days of the effective date of this schedule.
(3) The address of Forsinvest AB and Stridor Invest AB and Messrs. Forss and Issal is Birger Jarlsgatan, 73-75, Box 19040, S-10432 Stockholm, Sweden. The address of Messrs. Wennerstrom, Porter, Getten and Grady is 2730 SW 3rd Avenue, Suite 800, Miami, Florida 33129. The address of Mr. Burnham is 10 Haig Point Circle, Hilton Head, SC 29938. The address of Messrs. Gerdes, Payne and Yelverton is 3838 N. Causeway Boulevard, Lakeway Three, Suite 2300, Metairie, Louisiana 77002. The address of Mr. Carlson is 310 K Street, Suite 700, Anchorage, Alaska 99501.
(4) Of the shares listed as beneficially owned by Mr. Wennerstrom, 4,000 shares are owned by each of his children, Linda Wennerstrom and Henrik Wennerstrom, for which Mr. Wennerstrom disclaims beneficial ownership.
(5) Of the shares beneficially owned by Mr. Porter, 1,000 shares are owned by his wife, Deborah A. Porter.
(6) Of the shares beneficially owned by Mr. Carlson, 4,600 shares are owned in trust for his children: Jurdis Carlson (1,400 shares), Nathan Carlson (600 shares), Amanda Carlson (600 shares), Gary Carlson (1,000 shares) and Rachael Carlson (1,000 shares).
(7) Of the shares beneficially owned by Mr. Gerdes, 1,000 shares are owned by each of his children, Julie Gerdes and Caroline Gerdes.
(8) Includes 1,635,495 shares owned by Forsinvest AB (the "Forss Affiliates") acquired in connection with the Company's public tender offer for FAB hereinafter described (See "Certain Relationships and Related Transactions"). Eric Forss served as one of the directors of , Forsinvest AB . Although Mr. Forss may be deemed to share investment control over securities held by the Forss Affiliates, Mr. Forss only had a pecuniary interest in the Forss Affiliates and their portfolio securities of only approximately 10%.
(9) In connection with the public tender offer hereinafter described (See "Certain Relationships and Related Transactions"), Eric Forss, Forsinvest AB and Stridor Invest AB acquired 1,942,180 shares of
         Common Stock. Eric Forss is an owner, or empowered officer of Forsinvest AB and Stridor Invest AB. The shares of Common Stock held by Forsinvest AB and Stridor Invest AB are also included in the holdings of Eric Forss.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is currently a party to or has engaged in the following transactions with its directors, officers and principal stockholders.

         The Company leases its principal offices in Miami, Florida from an affiliate of the Forss family. The terms of the lease include current monthly payments of approximately $23,000, expiring in October 2001. The Company made payments under such lease of $292,000 in 1997 and $300,000 in 1998. The Company believes that the lease terms are comparable to those terms which could be obtained from an unaffiliated third party.

         In connection with Mr. Wennerstrom's currently outstanding stock options, the Company has granted certain piggyback registration rights and a put option on the value of all such options and the Common Stock acquired through the exercise of such options.

         The Company has a consulting arrangement with Wictor Forss, the former Chairman of the Board of the Company, whereby Mr. Forss receives $10,000 per month in exchange for consulting services. The Company believes that Mr. Forss' prior years of service to the Company as a Director enable him to provide business and financial advice to the Company at a reasonable cost. This consulting arrangement with Wictor Forss terminated March 31, 1999.

         In July 1997 the Company loaned J. Russell Porter, its Executive Vice President, $200,000 pursuant to the terms of a promissory note executed and delivered by Mr. Porter to the Company. The promissory note bears interest at 9% per annum and is payable upon demand. Mr. Porter granted the Company a security interest in the stock options granted to him pursuant to the Stock Option Plan. As of March 31, 1999 the outstanding principal and accrued interest balance under the promissory note was $92,443.

         On December 19, 1997, the Company made a public stock-for-stock tender offer for all of the outstanding shares of Forcenergy AB ("FAB"). FAB was a Swedish public company that at the time of the tender offer owned approximately 34% of the outstanding Common Stock of the Company. Eric Forss, Director of the Company, was President of FAB and directly or through indirect affiliations owned approximately 22% of the equity interest and 52% of the voting interest in FAB. As of December , 1998, more than 99% of the outstanding common shares of FAB were tendered in connection with the tender offer. The Company issued approximately 7.9 million shares pursuant to the tender offer, including 1,904,560 shares to Forsinvest AB and 21,436 to Stridor Invest AB, companies in which the Forss Affiliates owned a majority interest.

         The Company entered into a registration rights agreement with Eric Forss and the Forss Affiliates in order to give Eric Forss and the Forss Affiliates a demand right to require the Company to register all or part of the shares of Common Stock received by Eric Forss and the Forss Affiliates in connection with the tender offer under the Securities Act of 1933 as amended (the "Securities Act"), unless (i) exemption for such proposed sale exists under the Securities Act or (ii) the Company has given notice of its intention to file a registration statement. The Company also granted Eric Forss and the Forss Affiliates piggyback registration rights in any offering by the Company of any of its securities to the public except a registration statement on Forms S-4 or S-8. The Company also agreed to bear the expenses of all such registrations.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS INCLUDED IN THIS REPORT:

     1.  FINANCIAL STATEMENTS
                                                                                                                PAGE
                                                                                                                ----
          Report of independent certified public accountants ............................................        F-1
          Consolidated balance sheets as of December 31, 1998 and 1997 ..................................        F-2
          Consolidated statements of operations for each of the three years in the period ended
            December 31, 1998 ...........................................................................        F-3
          Consolidated statements of stockholders' equity (deficit) for each of the three years in the
            period ended December 31, 1998 ..............................................................        F-4
          Consolidated statements of cash flows for each of the three years in the period ended
            December 31, 1998 ...........................................................................        F-5
          Notes to consolidated financial statements ....................................................        F-6

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

         2.5 Shareholder Agreement dated as of December 18, 1997 by and among Forcenergy and Forsinvest AB (Filed as Exhibit 2.1 to the Registration Statement on Form S-4 filed on February 11,
                  1998, and is included herein by reference (File No.
                  333-46099)).

         2.6      Amendment to the Forcenergy Inc Stockholder Rights Agreement
                  (Filed as Exhibit 6 to the Form 8-A 12B/A, Amendment No. 3, filed on May 28, 1998, and included herein by reference (File
                  No. 001-13095)).

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

         10.23    The 1997 $60 a share Stock Performance Plan for Employees of
                  Forcenergy Inc. filed as Appendix A to Schedule 14A filed on
                  April 21, 1997 and incorporated herein by reference.

         10.24 Amendment to the Forcenergy Inc. 1995 Stock Option Plan filed as Appendix B to Schedule 14A filed on April 21, 1997 and incorporated herein by reference.

         10.25    Fifth Restatement of Credit Agreement by and among Forcenergy
                  Inc and ING (U.S.) Capital Corporation and certain financial institutions named therein as lenders (filed as Exhibit 10.1 to the Quarterly Form on 10-Q filed on May 14, 1998, and included herein by reference (File No. 0-26444)).

         10.26 First Amendment to Fifth Restatement of Credit Agreement by and among Forcenergy Inc and ING (U.S.) Capital Corporation and certain financial institutions named therein as lenders
                  (filed as Exhibit 10.1 to the Quarterly Form on 10-Q filed on August 14, 1998, and included herein by reference (File No.
                  0-26444)).

         10.27 Second Amendment to Fifth Restatement of Credit Agreement by and among Forcenergy Inc and ING (U.S.) Capital Corporation and certain financial institutions named therein as lenders
                  (filed as Exhibit 10.1 to the Quarterly Form on 10-Q filed on August 14, 1998, and included herein by reference (File No.
                  0-26444)).

         10.28    Amendment Number 2 to the Forcenergy Inc 1995 Stock Incentive
                  Plan (filed as Exhibit 10.2 to the Quarterly Form on 10-Q filed on August 14, 1998, and included herein by reference
                  (File No. 0-26444)).

         21.1*    Subsidiaries of the Company.

         23.1*    Consent of PricewaterhouseCoopers LLP

         23.2*    Consent of Netherland, Sewell & Associates, Inc.

         23.3*    Consent of Collarini Engineering Inc.

         27.1*    Financial Data Schedule (for SEC use only).

         * Filed herewith.
         All other exhibits have been previously filed.

B.       REPORTS ON FORM 8-K

         On November 17, 1998, the Company filed a Current Report on Form 8-K reporting that the Company had entered into a Stock Purchase Agreement with certain prospective purchasers.

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

                                     FORCENERGY INC


Dated:                               By:
                                        ----------------------------------------
                                                     E. Joseph Grady
                                        Vice President - Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

By:                                                                                       Date:  May _____, 1999
     ------------------------------------------------------------
               Stig Wennerstrom
               President, Chief Executive Officer and
               Chairman of the Board of Directors
               (Principal Executive Officer)


By:                                                                                       Date:  May _____, 1999
     ------------------------------------------------------------
               E. Joseph Grady
               Vice President - Chief Financial Officer
               (Principal Financial and Accounting Officer)


By:                                                                                       Date:  May _____, 1999
     ------------------------------------------------------------
               Bruce L. Burnham, Director



By:                                                                                       Date:  May _____, 1999
     ------------------------------------------------------------
               Eric Forss, Director


By:                                                                                       Date:  May ___, 1999
     ------------------------------------------------------------
               Robert Issal, Director

                                     ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                 FORCENERGY INC

                                 MIAMI, FLORIDA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Forcenergy Inc (Debtor-in-Possession)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders equity (deficit) and cash flows present fairly, in all material respects, the financial position of Forcenergy Inc (Debtor-in-Possession) (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has filed voluntarily under Chapter 11 of the U.S. Bankruptcy Code and has incurred significant losses from operations in 1998 and 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Miami, Florida
March 21, 1999

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                             -------------------------
                                                                               1998            1997
                                                                             ---------       ---------
                                                                                  (IN THOUSANDS)
ASSETS:
CURRENT ASSETS:
     Cash ............................................................       $   1,690       $  16,048
     Accounts receivable, net ........................................          28,433          43,502
     Other current assets ............................................          19,668          30,231
                                                                             ---------       ---------
         Total current assets ........................................          49,791          89,781
                                                                             ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, at cost (full cost
     method) net of accumulated depletion, depreciation
     and amortization ................................................         610,948         713,983
                                                                             ---------       ---------
OTHER ASSETS .........................................................          17,729          20,466
                                                                             ---------       ---------
                                                                             $ 678,468       $ 824,230
                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
     Accounts payable ................................................       $      --       $  32,666
     Accrued liabilities .............................................              --          70,009
                                                                             ---------       ---------
         Total current liabilities ...................................              --         102,675
                                                                             ---------       ---------
LONG-TERM DEBT .......................................................              --         506,564
                                                                             ---------       ---------

LIABILITIES SUBJECT TO COMPROMISE:
     Accounts payable ................................................          42,183              --
     Accrued liabilities .............................................          64,837              --
     Long-term debt ..................................................         671,700              --
                                                                             ---------       ---------
         Total liabilities subject to compromise .....................         778,720              --
                                                                             ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized; none issued or  outstanding .....................              --              --
     Common stock, $.01 par value; 50,000,000 shares
         authorized; 24,747,445 and 25,504,617 issued
         and outstanding at December 31, 1998 and
         1997, respectively ..........................................             247             255
     Capital in excess of par value ..................................         346,135         346,876
     Accumulated deficit .............................................        (446,634)       (132,140)
                                                                             ---------       ---------
         Total stockholders' equity (deficit) ........................        (100,252)        214,991
                                                                             ---------       ---------
                                                                             $ 678,468       $ 824,230
                                                                             =========       =========


   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                               1998           1997             1996
                                                            ---------       ---------       ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUES:
   Oil and gas sales .................................      $ 272,410       $ 281,690       $ 138,698
   Other .............................................          1,139           2,495             683
                                                            ---------       ---------       ---------
                                                              273,549         284,185         139,381
                                                            ---------       ---------       ---------

EXPENSES:
   Lease operating ...................................         99,242          77,174          38,786
   Depletion, depreciation and amortization ..........        145,856         113,347          58,464
   Production taxes ..................................          4,218           4,791           3,454
   General and administrative ........................         17,222          15,244           7,971
   Impairment of oil and gas properties ..............        275,000         200,000              --
                                                            ---------       ---------       ---------
                                                              541,538         410,556         108,675
                                                            ---------       ---------       ---------

INCOME (LOSS) FROM OPERATIONS ........................       (267,989)       (126,371)         30,706
Interest and other income ............................          1,572           3,354             650
Interest expense, net of amounts capitalized .........        (48,077)        (32,422)        (13,367)
                                                            ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES ....................       (314,494)       (155,439)         17,989
Income tax benefit (provision) .......................             --          20,621          (6,711)
                                                            ---------       ---------       ---------
NET INCOME (LOSS) ....................................      $(314,494)      $(134,818)      $  11,278
                                                            =========       =========       =========

NET INCOME (LOSS) PER SHARE:
   Basic .............................................      $  (12.65)      $   (5.83)      $     .60
                                                            =========       =========       =========
   Diluted ...........................................      $  (12.65)      $   (5.83)      $     .57
                                                            =========       =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic .............................................         24,856          23,142          18,934
   Diluted ...........................................         24,856          23,142          19,672





   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                     RETAINED
                                                            COMMON STOCK            CAPITAL IN       EARNINGS
                                                       -----------------------       EXCESS OF     (ACCUMULATED
                                                         SHARES         AMOUNT       PAR VALUE        DEFICIT)         TOTAL
                                                       -----------      ------      ----------     ------------      ---------
                                                                            (IN THOUSANDS, EXCEPT SHARES)

BALANCE, JANUARY 1, 1996 ........................       18,260,447       $ 183       $ 163,378       $  (8,600)      $ 154,961

Conversion of 7% Exchangeable
     Subordinated Notes .........................        2,343,047          23          35,813              --          35,836
Exercises of stock options and warrants .........          323,503           3           5,442              --           5,445
Issuance of common stock ........................        1,650,841          17          41,399              --          41,416
Net income ......................................               --          --              --          11,278          11,278
                                                       -----------       -----       ---------       ---------       ---------
BALANCE, DECEMBER 31, 1996 ......................       22,577,838         226         246,032           2,678         248,936
                                                       -----------       -----       ---------       ---------       ---------

Exercises of stock options and warrants .........          150,915           1           2,503              --           2,504
Issuance of common stock ........................        2,775,864          28          98,341              --          98,369
Net loss ........................................               --          --              --        (134,818)       (134,818)
                                                       -----------       -----       ---------       ---------       ---------
BALANCE, DECEMBER 31, 1997 ......................       25,504,617         255         346,876        (132,140)        214,991
                                                       -----------       -----       ---------       ---------       ---------

Exercises of stock options ......................            3,675          --             187              --             187
Issuance of common stock ........................        7,979,639          80         214,203              --         214,283
Subsidiary investment in parent
      common stock ..............................       (8,740,486)        (88)       (215,131)             --        (215,219)
Net loss ........................................               --          --              --        (314,494)       (314,494)
                                                       -----------       -----       ---------       ---------       ---------
BALANCE, DECEMBER 31, 1998 ......................       24,747,445       $ 247       $ 346,135       $(446,634)      $(100,252)
                                                       ===========       =====       =========       =========       =========








   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                             1998            1997             1996
                                                                           ---------       ---------       ---------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..............................................      $(314,494)      $(134,818)      $  11,278
                                                                           ---------       ---------       ---------
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
     Depletion, depreciation and amortization .......................        145,856         113,347          59,518
     Impairment of oil and gas properties ...........................        275,000         200,000              --
     Deferred income taxes ..........................................             --         (20,621)          6,612
     Deferred interest ..............................................             --              --           2,107
     Other ..........................................................          1,000            (223)           (210)
     (Increase) decrease in accounts receivable .....................         15,069             496         (14,091)
     (Increase) decrease in other current assets ....................         10,563         (18,597)         (3,674)
     (Decrease) increase in accounts payable ........................          9,517          18,900          (4,859)
     (Decrease) increase in accrued liabilities .....................           (658)         19,137           8,547
                                                                           ---------       ---------       ---------

                                                                             456,347         312,439          53,950
                                                                           ---------       ---------       ---------
Net cash provided by operating activities: ..........................        141,853         177,621          65,228
                                                                           ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of oil and gas properties .........................        (53,956)       (119,503)       (152,478)
     Capital expenditures ...........................................       (283,475)       (287,229)       (130,269)
     Sale of surety bonds ...........................................             --           4,426           2,151
     Dividends from affiliate .......................................          1,806             900              --
     Proceeds from sale of assets ...................................         13,987              --           1,072
     Change in other assets .........................................            (70)            457            (340)
                                                                           ---------       ---------       ---------
Net cash used in investing activities ...............................       (321,708)       (400,949)       (279,864)
                                                                           ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under senior credit facility ........................        315,500         287,144         255,968
     Repayments under senior credit facility ........................       (150,364)       (253,512)       (250,091)
     Issuance of long-term debt, net of expenses ....................             --         193,414         169,114
     Issuance of common stock, net ..................................            361           2,661          46,318
                                                                           ---------       ---------       ---------
Net cash provided by financing activities ...........................        165,497         229,707         221,309
                                                                           ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH .....................................        (14,358)          6,379           6,673
CASH AT BEGINNING OF YEAR ...........................................         16,048           9,669           2,996
                                                                           ---------       ---------       ---------
CASH AT END OF YEAR .................................................      $   1,690       $  16,048       $   9,669
                                                                           =========       =========       =========




   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Forcenergy Inc, formerly Forcenergy Gas Exploration, Inc., a Delaware Corporation, and its subsidiaries ("Forcenergy" or the "Company"), is an independent oil and gas company engaged in the exploration, acquisition, development, exploitation and production of oil and natural gas properties.

         As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, as evidenced by the recent volatility of oil and gas prices, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas reserves that may be economically produced and access to capital.

CHAPTER 11 FILING AND LIQUIDITY

         On March 21, 1999, the Company and its wholly-owned subsidiary, Forcenergy Resources Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade and other obligations. The filing was made in the U.S. District Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). The Company continues to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders. The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Company. A plan of reorganization may result in, among other things, material dilution or elimination of existing security holders as a result of the issuance of securities to creditors or new investors. The consummation of a plan of reorganization will require approval of the Bankruptcy Court.

         At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders. As a result of the bankruptcy filing, all of the Company's liabilities, including certain secured debt, are subject to compromise.

         The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop oil and gas reserves.

         In the ordinary course of business, the Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, asset sales, a senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas. A reduction in planned capital spending or an extended

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

decline in oil and gas prices could result in less than anticipated cash flow from operations in the current fiscal year and in later years which could have a material adverse effect on the Company.

         Management's plans are to continue to incur capital expenditures with the goal of increasing production and reserves. To finance these planned capital expenditures, the Company will be required to supplement its anticipated cash flow from operations with a combination of asset sales, financings or other capital-raising transactions. The ability to incur capital expenditures, sell properties and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

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

CASH/CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash deposits with several financial institutions. At certain times, these deposits may exceed federally insured limits.

ACCOUNTS RECEIVABLE

         Accounts receivable relate primarily to sales of oil and gas production and amounts due from joint interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint interest agreements. At December 31, 1998 and 1997, the allowance for doubtful accounts was $1,999,000 and $400,000, respectively. The Company requires certain forms of financial assurance from its most significant customers.

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

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         During the fourth quarter of 1998 and 1997 the Company recognized a non-cash impairment of recorded oil and gas assets amounting to $275 million and $200 million ($162.8 million after tax), respectively, pursuant to the above discussed "ceiling test" provisions.

         The majority of the Company's oil and gas properties are located in the Gulf of Mexico and Cook Inlet, Alaska.

DEFERRED FINANCING COSTS

         Deferred financing costs are amortized over the terms of the related debt and amounted to $10,879,000 and $12,084,000 as of December 31, 1998 and 1997, respectively.

REVENUE RECOGNITION

         Revenues from oil and natural gas production are recorded using the sales method, net of royalties and net profit interests. When the Company's share of sales volumes differ from the Company's entitled share of production based on the net revenue interest attributable to its working interest, an imbalance occurs. Under the sales method of revenue recognition, the net over/under-produced volumes are not recorded as a liability, or receivable, respectively. The under-produced party later takes sales volumes in excess of its entitled share of future production to eliminate the imbalance. To the extent an imbalance exceeds the remaining estimated proved oil and natural gas reserves for a given property, the Company records a liability or a receivable, as appropriate. At December 31, 1998, the Company's net imbalance position was not material.

         During 1998, 1997 and 1996 the Company maintained a hedging program on a portion of its estimated future production to provide a certain minimum level of cash flow from its sales of crude oil and natural gas (see Note 8). Any hedging gains or losses under these contracts are recognized in revenue upon monthly settlement of hedged production. All commodity price hedging contracts in place at December 31, 1998 were cancelled at the option of the counterparties subsequent to the aforementioned Chapter 11 bankruptcy filing (see Note 8).

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

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company includes fair value information in the Notes to Consolidated Financial Statements when the fair value of its financial instruments can be determined and is different from the book value. The Company generally assumes the book value of those financial instruments that are classified as current approximate fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments. Due to the bankruptcy filing (see Note 1), the Company is uncertain as to the timing and amount of liquidation or settlement of liabilities subject to compromise. Accordingly, except for debt which has quoted market prices, the Company does not believe it is practicable to estimate the fair value of those liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. Statement No. 133 will become effective with respect to the Company on January 1, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

RECLASSIFICATIONS

         Certain reclassifications have been made to the Company's financial statements to conform them to classifications between years.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 -- ACQUISITIONS AND MERGERS

1998 ACQUISITIONS

         The Company completed several acquisitions during 1998 at an aggregate cost of approximately $54.0 million. The aggregate effect of these acquisitions on the results of operations of the Company for the periods presented was not material.

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

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The following pro forma statements of operations have been prepared to give effect to the Great Western, Stewart, Edisto, Convest, Amerada Hess, Marathon, Conoco and Ashlawn acquisitions as if they had occurred on January 1, 1996. The historical results of operations have been adjusted to reflect (i) revenues and expenses attributable to the properties, (ii) the difference between the properties' historical depletion, depreciation, and amortization and such expense calculated based on the value allocated to the acquired assets, (iii) the increase in interest expense associated with the debt incurred, and (iv) the increase in income taxes giving retroactive effect to the transactions. Management does not believe the pro forma amounts purport to be indicative of the results of operations that would have been reported had the acquisitions occurred at the dates indicated below or that may be reported in the future (in thousands, except per share amounts).

                                                    PRO FORMA (UNAUDITED)
                                                  ------------------------
                                                     FOR THE YEARS ENDED
                                                  ------------------------
                                                    1997            1996
                                                  ---------       --------
     Revenues ..............................      $ 330,717       $283,977
     Income (loss) from operations .........      $(113,954)      $ 68,266
     Net income (loss) .....................      $ (84,407)      $ 33,022
     Net income (loss) per share
         Basic .............................      $   (3.25)      $   1.27
         Diluted ...........................      $   (3.25)      $   1.24

FORCENERGY AB ACQUISITION

         On December 19, 1997 Forcenergy made a public tender offer for all of the outstanding shares of FAB. FAB was formed in 1990 to provide capital for Forcenergy's oil and gas operations in the United States and currently owns 8,740,486 shares of Forcenergy common stock, its only significant asset. The proposed issuance of the Forcenergy shares pursuant to the terms of the tender offer was approved by Forcenergy Inc shareholder vote on March 17, 1998. On March 31, 1998, 97% of the outstanding common shares of FAB had been tendered in connection with the offer and all conditions of the offer were met. As of December 1998, 99.3% of the outstanding FAB shares had been tendered and Forcenergy had issued approximately 7.9 million shares valued at $27 per share (the price of the Company's common stock on the date the tender offer was initiated) in exchange for the tendered shares. The 8,740,486 Forcenergy shares owned by FAB are controlled by Forcenergy, and for accounting and voting purposes are no longer considered outstanding. The acquisition has been accounted for as a purchase with results of operations included beginning March 31, 1998.

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

         Investments in property, plant and equipment were as follows at December 31, 1998 and 1997:

                                                                                                1998               1997
                                                                                             -----------       -----------
                                                                                                    (IN THOUSANDS)
         Oil and Gas Properties:
                   Proved .........................................................          $ 1,313,824       $   999,126
                   Unevaluated ....................................................              165,885           165,480
                                                                                             -----------       -----------
                                                                                               1,479,709         1,164,606
         Office Equipment .........................................................                9,809             7,530
         Less: accumulated depletion, depreciation and amortization ...............             (878,570)         (458,153)
                                                                                             -----------       -----------
         Net Property, Plant and Equipment ........................................          $   610,948       $   713,983
                                                                                             ===========       ===========

         Depletion, depreciation, and amortization for the years ended December 31, 1998, 1997 and 1996 was, $420.9 million including a $275 million impairment (See Note 1), $313.3 million including a $200 million impairment (see Note 1) and $58.5 million, respectively. Depletion, depreciation and amortization rates per BOE of hydrocarbons produced (using a Mcf-to-Bbl conversion factor of 6 to 1) for the years ended December 31, 1998, 1997 and 1996 were

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

$6.84 (exclusive of impairment), $6.36 (exclusive of impairment) and $6.18, respectively.

         Included in property, plant and equipment are capitalized internal costs relating to oil and gas property acquisition, exploration and development costs of $10.2 million, $7.9 million and $2.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         During the years ended December 31, 1998, 1997 and 1996 the Company capitalized interest of $4.4 million, $4.2 million, and $2.2 million, respectively, on expenditures made in connection with exploration and development projects on significant unproved properties that are not subject to current depletion, depreciation or amortization. Interest is capitalized only for the period that activities to bring the properties to their intended use are ongoing.

         The following sets forth the composition of capitalized costs excluded from the depletion, depreciation, and amortization base at December 31, 1998, 1997 and 1996:

                                                                           1998          1997            1996
                                                                        ---------     ----------     ----------
                                                                                    (IN THOUSANDS)
     Property Acquisition.........................................      $   38,458    $   75,669     $   44,941
     Development Costs............................................         121,983        83,892         13,567
     Interest Capitalized.........................................           5,444         5,919          4,569
                                                                        ----------    ----------     ----------
                                                                        $  165,885    $  165,480     $   63,077
                                                                        ==========    ==========     ==========

         At December 31, 1998, approximately 37% of excluded costs relate to offshore activities in the Gulf of Mexico, 34% relate to offshore activities in Alaska and the remainder relates to domestic onshore and international activities. The inclusion of these costs in the depletion, depreciation and amortization computation will be at the point in time that it is determined, through drilling activities, that proved reserves do or do not exist on the applicable properties, typically within three to five years.

NOTE 4 -- DEBT

         Long-term debt consists of the following:                                   DECEMBER 31,
                                                                           ---------------------------------
                                                                              1998                  1997
                                                                           -----------           -----------
              Senior Credit Facility...............................        $   296,700           $   131,564
              9 1/2% Senior Subordinated Notes.....................            175,000               175,000
              8 1/2% Senior Subordinated Notes.....................            200,000               200,000
                                                                           -----------           -----------
                                                                           $   671,700           $   506,564
                                                                           ===========           ===========

         As described in Note 1 and below, because of the Company's filing of Chapter 11, all amounts are subject to compromise as of December 31, 1998.

SENIOR CREDIT FACILITY

         During 1997 the Company's Senior Credit Facility (the "Facility") was amended to reduce the borrowing rates under the Facility, to extend the term of the Facility and to revise various administrative provisions of the Facility. Specifically, during 1997, advances under the Facility bore interest at either the prime rate or LIBOR plus 1.0%, at the election of the Company. The amendment also provided for borrowings on a revolving basis through January 1, 1999, at which time the amounts outstanding would have converted to a term loan with quarterly payments of principal and accrued interest through June 30, 2002.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         During 1998 the Company renegotiated, and subsequently amended, the Facility to increase both the maximum loan amount and the borrowing base to $320 million with subsequent decreases to $300 million on May 1, 1999 and to $275 million on September 1, 1999. The Facility provides for borrowings on a revolving basis through March 31, 2002 at which time all outstanding amounts under the Facility become due and payable. Advances under the Facility bear interest at either the prime rate or a Fixed Rate (as defined in the Facility agreement), at the election of the Company. Commitment fees on the unused portion of the facility are due quarterly at an annual rate between .375% and 0.5%.

         The borrowing base is subject to redetermination semi-annually based on revised reserve estimates. The loan is collateralized by substantially all of the Company's oil and gas properties.

         At December 31, 1998 the Company had drawn down $296.7 million under the Facility and an additional $5.5 million of availability was utilized for outstanding letters of credit issued under the Facility. The Company had availability under the Facility of $17.8 million at December 31, 1998.

         The Facility contains certain covenants which include maintenance of a minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitations on dividends and additional debt or liens. The Company was in violation of several of the financial covenants as of December 31, 1998.

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

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         At the current stage in the bankruptcy proceedings, it is not possible to project the Company's aggregate long-term debt maturities for the next five calendar years, however, the scheduled maturities would be as follows:


                                                                                       (IN THOUSANDS)
                         1999...................................................         $   27,227
                         2000...................................................                 --
                         2001...................................................                 --
                         2002...................................................            269,473
                         2003...................................................                 --
                         Thereafter.............................................            375,000
                                                                                         ----------
                         Total..................................................         $  671,700
                                                                                         ==========

         The fair values of the Company's fixed rate 9 1/2% Notes and 8 1/2% Notes at December 31, 1998 were $128.8 million and $146.4 million, respectively based on current market prices at December 31, 1998.

NOTE 5 -- INCOME TAXES

         The Company's (provision) benefit for income taxes is as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           1998           1997            1996
                                                                         ---------      ---------      ---------
                                                                                     (IN THOUSANDS)

   Deferred:
   Federal........................................................       $       --     $  17,929      $  (5,991)
   State  ........................................................               --         2,692           (720)
                                                                         ----------     ---------      ---------
        Total.....................................................       $       --     $  20,621      $  (6,711)
                                                                         ==========     =========      =========

         The Company's deferred income tax assets and liabilities were comprised of the following differences between financial and tax reporting (in thousands):

                                                                                     DECEMBER 31,
                                                                        ---------------------------------------
                                                                            1998          1997           1996
                                                                        -----------    ----------     ---------
  Capitalized costs and write-offs................................       $   99,898      $ (7,914)     $(28,556)
     Net operating loss carry forwards............................           59,970        47,210         7,512
     Deferred interest deductions.................................               --            --            --
     Valuation allowance..........................................         (159,868)      (39,296)           --
                                                                         ----------      --------      --------
     Deferred tax liability.......................................       $       --     $      --      $(21,044)
                                                                         ==========      ========      ========

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         At December 31, 1998 and 1997, the Company had approximately $160 million and $39 million, respectively, of unrecognized deferred tax assets comprised mainly of capitalized costs and write-offs and net operating loss ("NOL") carryforwards available to offset future taxable income for federal purposes. Valuation allowances have been provided against these deferred tax assets as it is presently more likely than not that the benefit will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The Company had no deferred tax asset valuation allowance at December 31, 1996.

         A reconciliation of the federal statutory income tax rates to the Company's effective rate is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                        ----------------------------
                                                                        1998        1997        1996
                                                                        ----        ----        ----
     Income taxes at federal statutory rates ...................        35.0%       35.0%       35.0%
     State income tax, less federal benefit ....................         3.3         3.3         2.6
     Valuation allowance .......................................       (38.3)      (25.3)         --
     Other, net ................................................          --          .3         (.3)
                                                                        ----        ----        ----
     Total .....................................................         0.0%       13.3%       37.3%
                                                                        ====        ====        ====

         At December 31, 1998, the Company had a NOL carryforward for tax purposes of $156.8 million. The NOLs will expire unless otherwise utilized, beginning in 1999. The utilization of NOL carryforwards is subject to limitations under U.S. Federal Income Tax Laws. The NOL carryforwards may be reduced or eliminated as a result of the bankruptcy (See Note 1).

NOTE 6 -- STOCK BASED COMPENSATION PLANS

         The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation costs have been recorded for the stock options or warrants as the exercise price of all options granted was the fair market value on the date of grant.

         The Company has reserved 6,100,000 shares of common stock for issuance to officers, employees, and directors under stock option and employee stock purchase plans.

STOCK OPTION PLANS

         The exercise price for options granted to directors, officers and employees is the fair market value of the stock at the date of grant. The outstanding options have varying vesting periods, expire at various dates through the year 2008, and are exercisable at prices ranging from $5.56 to $34.75 per share, with an aggregate exercise price of $68.5 million.

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

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The following table summarizes the stock option activity for 1996, 1997 and 1998:

                                                   NUMBER            OPTION PRICE      WEIGHTED AVERAGE
                                                 OF SHARES             PER SHARE        EXERCISE PRICE
                                                 ---------          ----------------   ----------------

         Outstanding at December 31, 1995 ...    1,705,918          $10.00 - $ 14.51        $11.59
         Granted ............................    1,070,929           10.50 -   32.00         20.58
         Exercised ..........................     (108,637)          10.00 -   14.51         14.09
         Canceled ...........................     (157,292)          10.00 -   14.51         12.18
                                                 ---------          ----------------        ------
         Outstanding at December 31, 1996 ...    2,510,918           10.00 -   32.00         15.25
         Granted ............................    1,512,225           25.81 -   38.88         28.93
         Exercised ..........................     (120,562)          10.00 -   26.88         14.73
         Canceled ...........................     (277,579)          10.00 -   36.25         23.70
                                                 ---------          ----------------        ------
         Outstanding at December 31, 1997 ...    3,625,002           10.00 -   38.88         20.25
         Granted ............................      708,086            5.56 -   26.75         21.11
         Exercised ..........................       (3,675)          10.00 -   14.13         10.28
         Cancelled ..........................     (685,971)          10.00 -   38.88         29.60
                                                 ---------          ----------------        ------
         Outstanding at December 31, 1998 ...    3,643,442          $ 5.56 - $ 34.75        $18.79
                                                 =========          ================        ======

         The following table summarizes information about stock options outstanding at December 31, 1998:

                          OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
------------------------------------------------------------------------    ---------------------------------
    RANGE OF         OUTSTANDING       WEIGHTED AVERAGE      WEIGHTED                            WEIGHTED
    EXERCISE             AT             REMAINING LIFE        AVERAGE         EXERCISABLE AT      AVERAGE
     PRICES       DECEMBER 31, 1998         YEARS         EXERCISE PRICE    DECEMBER 31, 1998  EXERCISE PRICE
----------------  -----------------    ----------------   --------------    -----------------  --------------
$  5.56 - $ 5.75        32,000               9.7             $ 5.74                     --           $   --
  10.00 -  14.51     1,582,952               6.4              11.47              1,240,852            11.43
  15.13 -  22.00       753,490               7.4              20.35                161,722            17.38
  22.75 -  29.38     1,255,000               8.3              26.83                550,000            26.69
  34.75 -  34.75        20,000               6.8              34.75                  5,000            34.75
----------------     ---------               ---             ------              ---------           ------
$  5.56 - $34.75     3,643,442               7.3             $18.79              1,957,574           $16.27
================     =========               ===             ======              =========           ======

         The weighted average fair value for options granted during 1998, 1997 and 1996 was $4.98, $13.30 and $12.95, respectively.

         If compensation expense for the stock options and warrants had been determined and recorded based on the fair value on the grant date and using the Black-Scholes option pricing model to estimate the theoretical future value of those options, the Company's net income (loss) and net income (loss) per share amounts would have been reduced to the pro forma amounts indicated below:

                                                                               1998         1997             1996
                                                                           -----------    ----------      ---------

         Pro forma net income (loss)                                       $ (320,127)    $ (142,585)     $   9,196
                                                                           ==========     ==========      =========
         Pro forma net income (loss) per share                             $   (12.88)    $    (6.16)     $     .46
                                                                           ==========     ==========      =========

         Due to the uncertainties in these estimates, such as market prices, exercise possibilities, and the possibility of future awards and cancellations, these pro forma disclosures are not likely to be representative of the effects on reported income for future years.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         For proforma purposes, the fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions:

                                                                                 1998         1997          1996
                                                                                 -----        -----         ----
         Expected life (years).........................................           4.5          4.5           10
         Interest rate.................................................           5.5%        6.17%         6.5%
         Volatility....................................................          52.9%        45.6%          40%
         Dividend yield................................................            --           --           --

         On February 1, 1999, all options then outstanding were cancelled and reissued with an exercise price of $1.275 per share, the current fair market of the underlying stock plus 20%. As a result of this repricing of options, the plan changed from a fixed option plan to a compensatory plan for accounting purposes. All other terms of options previously granted to non-executives remained unchanged. The number of options held by executives and directors was reduced by approximately 114,000 shares.

STOCK PRICE PERFORMANCE INCENTIVE PLAN

         On November 21, 1996, the Board of Directors of the Company adopted the 1997 Stock Price Performance Incentive Plan (the "Performance Plan") covering all employees of the Company which was approved by shareholder vote in May 1997. The Performance Plan has a commencement date of January 1, 1997 and expires on December 31, 1999. The purpose of the Performance Plan is to provide a meaningful financial incentive to employees that will assist the Company in recruiting and retaining high quality industry professionals, while simultaneously benefiting the shareholders by aligning the financial interests of employees with those of the shareholders by focusing their efforts on the price performance of the stock. The plan provides that should the price of the Company's stock reach $60 per share at any time during the term of the plan, every employee will receive a non-cash award of the right to receive common stock in the Company in an amount equivalent in value to five (5) times his/her annual salary on January 1, 1997 (or date of hire, if later). For employees hired after January 1, 1997, the award will be prorated giving consideration to the date of hire and the stock price on the date of hire. The right to receive the common stock, and the granting of the common stock, will vest to each employee still employed by the Company, in equal amounts, on the first through third anniversaries of the date that the common stock reaches $60 per share.

         Should the price of the common stock not reach $60 per share during the term of the plan, but reaches $50 per share, each employee will receive, on December 31, 1999, a similar right to receive common stock with similar vesting provisions but with an equivalent value of two and one-half times his/her salary. That right would vest, in equal amounts on December 31, in the years 2000 through 2002. Compensation expense will be recognized by the Company from the award date through the vesting period with a cumulative recognition of compensation expense recognized on the date of award, giving consideration to employee services rendered prior to the award date. For the year ended December 31, 1998, annual salaries for all employees were approximately $21 million.

STOCKHOLDER RIGHTS PLAN

         On December 10, 1997 the Company adopted a stockholder rights plan (the "Rights Plan"). Under the Rights Plan, as amended during 1998, each shareholder became entitled to receive one right for each outstanding share of common stock, should a triggering event occur. The rights which expire on December 10, 2007 become exercisable if a person or group acquires 15% or more of the Company's outstanding voting stock or announces a tender or exchanger offer that would result in ownership of 15% or more of the outstanding voting common stock.

         Each right will entitle the holder to buy one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $200 per right, subject to antidilution adjustments. Each one one-thousandth of a share of this new preferred stock has the dividend and voting rights of, and is designed to be substantially equivalent to, one share of common stock. Forcenergy's Board of Directors may, at its option, redeem all rights for $.01 per right at any time prior to the acquisition of 15% or more of Forcenergy's voting stock by a person or group.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         If a person or group acquires 15% or more of Forcenergy's outstanding voting stock, each right will entitle holders, other than the acquiring party, to purchase for $200 shares of Forcenergy common stock having a market value of twice that amount.

         The plan also includes an exchange option. If a person or group acquires 15% or more, but less than 50%, of the outstanding voting stock, the Board of Directors may, at its option, exchange the rights in whole or in part for shares of Forcenergy stock. Under this option, Forcenergy would issue one share of common stock, or one one-thousandth of a share of the new preferred stock, for each outstanding right. This exchange would not apply to shares held by the person or group holding 15% or more of Forcenergy's voting stock.

         If, after the rights have become exercisable, Forcenergy merges or otherwise combines with another entity, or sells 50% or more of its assets or earning power, each right then outstanding will entitle its holder to purchase for $200, subject to antidilution adjustments, a number of the acquiring party's common shares having a market value of twice that amount.

EMPLOYEE STOCK PURCHASE PLAN

         The Company has adopted the Forcenergy Employee Stock Purchase Plan (the "Stock Purchase Plan"), which permits full-time Company employees (or part time for at least 20 hours per week and at least five months per year) to acquire common stock at a small discount from its fair market value through payroll deductions. Up to a maximum 100,000 shares of common stock may be sold to participants under the Stock Purchase Plan. As of December 31, 1998, a total of 95,281 shares had been purchased by participants in the plan. As a result of the bankruptcy, all monies deducted from payroll and not yet used to purchase common stock were returned to participants.

NOTE 7 -- EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------------------------
                                               1998                              1997                              1996
                                   ------------------------------    -----------------------------     ---------------------------
                                                            PER                             PER                               PER
                                      LOSS      SHARES     SHARE        LOSS     SHARES    SHARE       INCOME       SHARES   SHARE
                                   ---------    ------   --------    ---------   ------   --------     --------     ------   -----
BASIC EPS
     Income (loss) available
     to common stockholders        $(314,494)   24,856   $ (12.65)   $(134,818)  23,142   $  (5.83)    $ 11,278     18,934   $ .60

EFFECT OF DILUTIVE SECURITIES
     Options & Warrants                   --        --         (1)          --       --         (1)          --        738    (.03)
                                   ---------    ------   --------    ---------   ------   --------     --------     ------   -----

DILUTED EPS
     Income (loss) available
     to common stockholders
     and assumed exercises         $(314,494)   24,856   $ (12.65)   $(134,818)  23,142   $  (5.83)    $ 11,278     19,672   $ .57
                                   =========    ======   ========    =========   ======   ========     ========     ======   =====


(1) The effect of 415,348 and 1,293,866 shares of potential common stock were anti-dilutive in 1998 and 1997, respectively, due to the losses in both years.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         During 1998, 1997 and 1996, the Company was a party to various financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to changing commodity prices. The Company utilizes these arrangements for portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. The Company had various instruments in place, all of which were cancelled at the option of the counterparties subsequent to the filing of Chapter 11 under the U.S. Bankruptcy Code (see Note 1). The Company received $5.5 million (fair market value) in settlement of the contracts pursuant to the cancellations. The Company may enter into new arrangements in the future as part of its strategy to reduce exposure to commodity price fluctuations. The instruments are utilized to hedge oil and gas prices for varying time periods. The instruments contain an element of credit risk and price risk. The Company attempts to minimize the extent of credit risk by limiting the counterparties to major banks or significant industry participants. All of these arrangements are entered into on a no-cash basis and are settled monthly. The Company accounts for these arrangements as hedging activities and, accordingly, gains or losses are included in oil and gas revenues for the period the production was hedged. Since 1994, the Company has entered into a number of arrangements with oil and gas purchasers and industry trading companies. Under these agreements, monthly settlements are based on the differences between the prices specified in the instrument and/or the settlement price of certain oil and gas futures contracts quoted on the New York Mercantile Exchange ("NYMEX"). In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference and in instances where the applicable settlement price is higher than the specified prices, the Company pays an amount based on the difference. As a result of these hedging activities, the Company recognized additional oil and gas sales revenue of $15.8 million in 1998 and a reduction to field revenue of $10.8 million and $20.5 million in 1997 and 1996, respectively.

NOTE 9 -- LEASES

         The following is a schedule, by calendar year, of future minimum rental payments, covering primarily office space, required under operating leases with a term in excess of one year:

                                                                               (IN THOUSANDS)
               1999...................................................           $   1,629
               2000...................................................               1,619
               2001...................................................               1,572
               2002...................................................               1,117
               2003...................................................                 164
                                                                                 ---------
               Total..................................................           $   6,101
                                                                                 =========

         Total rental expense for operating leases was approximately $1,976,000, $1,765,000 and $584,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 10 -- COMMITMENTS AND CONTINGENCIES

         The Company is involved in various litigation matters arising in the normal course of business. Management's assessment is that none of these matters are anticipated to have a material adverse affect on the financial position or results of operations of the Company.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11 -- SIGNIFICANT CUSTOMERS

         The following table reflects sales to oil and gas purchasers who individually accounted for more than 10% of the Company's total oil and gas revenues in a given year (in thousands):

                                                            1998              1997             1996
                                                          --------          --------         --------
     Cornerstone Propane, Inc                             $ 30,076          $ 93,342         $ 69,491
     Torch Energy Corporation                               42,171                --               --
     Texon Corporation                                          --            20,360           24,793
     Mobil Oil Corp                                             --                --            2,741

           During 1998, two purchasers of the Company's production accounted for more than 10% of the value of oil and gas sold by the Company. Based on current demand for oil and natural gas sold, the Company does not believe the loss of these purchasers would have a material adverse effect on the Company's results of operations or cash flow. The Company currently relies on one purchaser for its Alaska production. The contract with this purchaser runs through December 1999 at which time a new contract must be negotiated or another purchaser found. The inability to negotiate a new contract or to find a new purchaser could materially impact the company's results of operations and cash flows.

NOTE 12 -- CURRENT ASSETS AND LIABILITIES

         Current assets and liabilities include the following:

                                                                                               DECEMBER 31,
                                                                                         -----------------------
                                                                                           1998           1997
                                                                                         --------       --------
                  CURRENT ASSETS:
                    Accounts receivable-joint interest billings ...................      $  7,331       $  7,975
                    Accrued oil and gas sales .....................................        22,691         35,472
                    Other .........................................................           410            455
                    Allowance for doubtful accounts ...............................        (1,999)          (400)
                                                                                         --------       --------
                       Accounts receivable, net ...................................      $ 28,433       $ 43,502
                                                                                         ========       ========

                    Prepaid drilling cost .........................................      $  4,789       $ 13,145
                    Royalties and production taxes receivable .....................         5,463          5,964
                    Other .........................................................         9,416         11,122
                                                                                         --------       --------
                       Other current assets .......................................      $ 19,668       $ 30,231
                                                                                         ========       ========

                  CURRENT LIABILITIES(1):
                    Accrued drilling cost .........................................      $ 25,725       $ 30,239
                    Accrued lease operating expenses ..............................        12,828         10,417
                    Accrued interest expense ......................................        10,799          9,434
                    Revenue and royalties payable .................................         4,588          7,255
                    Other .........................................................        10,897         12,664
                                                                                         --------       --------
                       Accrued liabilities ........................................      $ 64,837       $ 70,009
                                                                                         ========       ========

(1)      As of December 31, 1998, these items are subject to compromise.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 13 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         During October 1997 Forcenergy acquired Edisto Resources Corporation and Convest Energy Corporation for Forcenergy common stock and cash balances Forcenergy received in the mergers. The accompanying financial statements include the following attributable to the Edisto and Convest mergers:

         Issuance of common stock.........................................              $98,934
         Working capital acquired.........................................               (4,196)
                                                                                        -------
         Total included in oil and gas properties.........................              $94,738
                                                                                        =======

         On March 31, 1998 the Company issued approximately 7.9 million shares of common stock valued at $27 per share pursuant to the tender offer for all of the outstanding common stock of FAB (see Note 2).

         The Company paid cash interest costs, including capitalized interest, of $49.0 million, $34.8 million, and $11.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 14 -- SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)
                (IN THOUSANDS EXCEPT PER SHARE DATA)


1998                                          FIRST          SECOND         THIRD          FOURTH             ANNUAL
                                             --------       --------       --------       ---------          ---------

Revenues ..............................      $ 71,955       $ 70,778       $ 67,898       $  62,918          $ 273,549
Income (loss) from operations .........      $  6,984       $  2,783       $    186       $(277,942)(1)      $(267,989)
Net loss ..............................      $ (1,599)      $ (5,611)      $(12,577)      $(294,707)         $(314,494)
Net loss per share:
         Basic ........................      $   (.06)      $   (.23)      $   (.51)      $  (11.92)         $  (12.65)
         Diluted ......................      $   (.06)      $   (.23)      $   (.51)      $  (11.92)         $  (12.65)


1997

Revenues ..............................      $ 71,005       $ 64,141       $ 63,515       $  85,524          $ 284,185
Income (loss) from operations .........      $ 24,622       $ 12,430       $ 13,100       $(176,523)(1)      $(126,371)
Net income (loss) .....................      $ 11,174       $  3,946       $  3,765       $(153,703)         $(134,818)
Net income (loss) per share:
         Basic ........................      $    .49       $    .17       $    .17       $   (6.25)         $   (5.83)
         Diluted ......................      $    .47       $    .16       $    .16       $   (6.25)         $   (5.83)

(1) Includes $275 million and $200 million ($162.8 million after tax) non-cash impairments of oil and gas assets recorded in the fourth quarters of 1998 and 1997, respectively, pursuant to the full cost accounting rules mandated by the Securities and Exchange Commission ("SEC").

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 15 -- SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
           (UNAUDITED)

COST INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

         Presented below are costs incurred in petroleum property acquisition, exploration and development activities (in thousands):

                                                                       1998         1997          1996
                                                                   ---------     -----------   -----------
         Acquisition of properties:
              Proved properties....................                $   37,880    $   168,450   $   123,015
              Unevaluated properties...............                    17,430         41,907        25,179
         Exploration costs.........................                   158,331        176,543        42,262
         Development costs.........................                   111,546        106,260        92,555
                                                                   ----------    -----------   -----------
                  Total............................                $  325,187    $   493,160   $   283,011
                                                                   ==========    ===========   ===========

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

         The following table presents total capitalized costs of proved and unevaluated properties and accumulated depletion, depreciation and amortization related to oil and gas producing operations (thousands):

                                                                                 1998             1997            1996
                                                                              -----------       ---------       ---------
         Proved properties .............................................      $ 1,313,824     $   999,126       $ 601,725
         Unevaluated properties ........................................          165,885         165,480          63,077
                                                                              -----------     -----------       ---------
                                                                              $ 1,479,709     $ 1,164,606       $ 664,802
         Accumulated depletion, depreciation and amortization ..........         (874,064)       (455,340)       (143,061)
                                                                              -----------     -----------       ---------
                  Total ................................................      $   605,645     $   709,266       $ 521,741
                                                                              ===========     ===========       =========

         Of the capitalized costs of unevaluated properties at December 31, 1998, approximately $76,313,000, $32,182,000, $28,518,000 and $28,872,000 were incurred in 1998, 1997, 1996 and years prior to 1996, respectively. The Company anticipates evaluating these properties over the next three to five years as it continues its property exploitation and development program.

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

         The results of operations from oil and gas producing activities, which do not include revenues associated with the production and sale of sulfur and processing fees for third party gas, and excluding corporate overhead and interest costs are as follows (in thousands):

                                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------------------
                                                                                    1998            1997             1996
                                                                                  ---------       ---------       ---------
         Revenues(1) .......................................................      $ 256,655       $ 292,456       $ 159,232
         Production costs ..................................................       (103,460)        (81,965)        (42,240)
         Depreciation, depletion and amortization ..........................       (145,856)       (113,347)        (58,464)
         Impairment of oil and gas properties ..............................       (275,000)       (200,000)             --
         Income tax benefit (provision) ....................................             --          20,621          (6,711)
                                                                                  ---------       ---------       ---------
         Results of operations for petroleum producing activities ..........      $(267,661)      $ (82,235)      $  51,817
                                                                                  =========       =========       =========

         Average realized sales prices(2):
         Liquids (per Bbl)(3) ..............................................      $   12.54       $   17.34       $   16.93
         Natural gas (per Mcf) .............................................      $    2.16       $    2.41       $    2.16

----------------
         (1) Does not include 1998 hedging gain of $15.8 million and 1997 and 1996 hedging losses amounting to $10.8 million and $20.5 million, respectively.
         (2)  Net of effects of hedging.
         (3)  Includes condensate, crude oil and natural gas liquids.

                  FORCENERGY INC FORCENERGY INCFORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         The present value of estimated future net cash flows included herein should not be construed as the current market value of estimated oil and natural gas reserves attributable to the Company's operations. In accordance with the applicable requirements of the Commission, the estimated discounted net cash flows from proved reserves are generally based on current prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Current prices in effect as of the valuation date incorporated the estimated effects of hedging agreements in place (see
Note 8) as of the valuation date, and for the period the agreements will be in effect. Actual future cash flows will also be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by purchasers and changes in governmental regulation or taxation. The timing of actual future net cash flows from proved reserves, and their actual present value, will be affected by the timing of both production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the calculation of the present value of the future net revenues using a 10% discount as required by the Commission, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and the risk associated with the Company's reserves or the oil and gas industry in general. The Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 1996, 1997 and 1998 and the changes in its proved reserves are as follows:

                                                         LIQUIDS(1)        GAS
                                                           (MBBL)         (MMCF)
                                                         ----------      --------
1996
Proved developed and undeveloped:
Beginning of year ..................................       24,458        218,502
Production .........................................       (4,006)       (32,738)
Purchases of minerals-in-place .....................       27,206         38,107
Extensions and discoveries .........................        4,718         19,419
Sales of minerals-in-place .........................          (38)        (3,552)
Revisions to previous estimates ....................        2,321         17,175
                                                           ------        -------
End of year ........................................       54,659        256,913
                                                           ======        =======
Proved developed:
               Beginning of year ...................       16,050        154,705
                                                           ======        =======
               End of year .........................       45,040        187,949
                                                           ======        =======

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1997
Proved developed and undeveloped:
Beginning of year ..................................        54,659       256,913
Production .........................................        (8,210)      (57,737)
Purchases of minerals-in-place .....................        12,229        63,004
Extensions and discoveries .........................            48       110,270
Revisions to previous estimates ....................          (683)        8,311
                                                            ------       -------
End of year ........................................        58,043       380,761
                                                            ======       =======
Proved developed:
            Beginning of year ......................        45,040       187,949
                                                            ======       =======
            End of year ............................        39,766       309,542
                                                            ======       =======

1998
Proved developed and undeveloped:
Beginning of year ..................................        58,043       380,761
Production .........................................        (8,513)      (76,799)
Purchases of minerals-in-place .....................         3,324        44,161
Extensions and discoveries .........................         3,204        47,088
Sales of minerals-in-place .........................          (118)       (6,080)
Revisions to previous estimates ....................        (6,551)      (19,188)
                                                            ------       -------
End of year ........................................        49,389       369,943
                                                            ======       =======
Proved developed:
            Beginning of year ......................        39,766       309,542
                                                            ======       =======
            End of year ............................        31,746       297,117
                                                            ======       =======

(1) Includes crude oil, condensate and natural gas liquids.

         Proved reserves are estimated quantities of liquids and natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

         Revisions to previous estimates for the year ended December 31, 1998 were primarily the result of lower prices the effect of those prices on the economic life of the properties. In 1997, an 11 million barrel price-related negative volume reduction in the Alaskan reserves, due to a technical reduction in the economic life of the reserves, was substantially offset by other upward revisions. Upward revisions to previous estimates in 1996 primarily resulted from property performance.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows (in thousands):

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                             1998             1997              1996
                                                                         -----------       -----------       -----------
         Future cash inflows ......................................      $ 1,217,620       $ 1,683,235       $ 2,220,916
         Future production costs ..................................         (391,478)         (530,327)         (588,973)
         Future development and dismantlement costs ...............         (280,155)         (311,065)         (191,022)
         Future income tax expense ................................               --           (52,291)         (377,857)
                                                                         -----------       -----------       -----------
         Future net cash flows ....................................          545,987           789,552         1,063,064
         10% annual discount for estimated timing of cash flows ...         (109,298)         (194,354)         (260,919)
                                                                         -----------       -----------       -----------
         Standardized measure of discounted future net cash flows .      $   436,689       $   595,198       $   802,145
                                                                         ===========       ===========       ===========

         The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------------
                                                                                 1998            1997             1996
                                                                               ---------       ---------       ---------
         Standardized measure -- beginning of period ....................      $ 595,198       $ 802,145       $ 406,956
         Sales of oil and gas produced, net of production costs .........       (168,950)       (210,491)       (116,993)
         Purchases of minerals-in-place .................................         19,066         160,608         277,205
         Extensions and discoveries .....................................         72,228         144,126         122,500
         Sales of minerals-in-place .....................................         (7,921)         (1,322)         (4,268)
         Net changes in prices and production costs .....................       (156,301)       (575,863)        131,553
         Changes in estimated future development and
           dismantlement costs ..........................................        (13,327)        (21,217)         (7,436)
         Revisions to previous quantity estimates .......................        (14,623)         11,087          70,230
         Accretion of discount ..........................................         59,520          80,215          40,696
         Changes in timing of production and other ......................         10,578          (6,635)          1,523
         Net changes in income taxes ....................................         41,221         212,545        (119,821)
                                                                               ---------       ---------       ---------
         Standardized measure -- end of period ..........................      $ 436,689       $ 595,198       $ 802,145
                                                                               =========       =========       =========

         The standardized measure is based on current prices as of the valuation date and reflects overall weighted average prices of:

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                         1998        1997         1996
                                                                       -------     -------      -------
   Oil (per Bbl)..................................................     $ 10.67     $ 14.72      $ 23.19
   Gas (per Mcf)..................................................     $  1.98     $  2.18      $  3.71

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

         During the first half of 1999, oil and gas prices have increased from those being received as of the year-end reserve valuation date. If prices decline from year-end levels, if not offset by other factors, the value of the Company's reserves could be negatively impacted.