Form 10-Q
period 1999-03-31
FORCENERGY INC
filed 1999-06-17
CIK 946140

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X.
                                             ---   ---

         As of May 31, 1999, there were 24,755,241 shares of the registrant's Common Stock, $.01 par value outstanding.

================================================================================

                                 FORCENERGY INC
                                      INDEX

PART I.       FINANCIAL INFORMATION:

Item 1.       Financial Statements (Unaudited)
              a)    Consolidated Balance Sheets - March 31, 1999 and
                    December 31, 1998............................................................        1
              b)    Consolidated Statements of Operations - Three months ended
                    March 31, 1999 and 1998......................................................        2
              c)    Consolidated Statements of Cash Flows - Three months ended
                    March 31, 1999 and 1998......................................................        3
              d)    Notes to Consolidated Financial Statements...................................        4

Item 2.       Management's Discussion and Analysis of financial Condition and
              Results of Operations..............................................................        7

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K...................................................       11



                           FORWARD-LOOKING STATEMENTS

         THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "PLAN," "INTEND," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," "PREDICT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-Q, INCLUDING STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" REGARDING PLANNED CAPITAL EXPENDITURES, THE AVAILABILITY TO FUND CAPITAL EXPENDITURES, ESTIMATES OF PROVED RESERVES, THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT ACTUAL RESULTS MAY NOT DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN FOR REASONS INCLUDING, WITHOUT LIMITATION, PETITIONS FILED OR ACTIONS TAKEN IN CONNECTION WITH ITS BANKRUPTCY PROCEEDINGS, THE EFFECT OF COMPETITION, THE LEVEL OF PETROLEUM INDUSTRY EXPLORATION AND PRODUCTION EXPENDITURES, WORLD ECONOMIC CONDITIONS, PRICES OF AND THE DEMAND FOR CRUDE OIL AND NATURAL GAS, DRILLING ACTIVITY, WEATHER, AND THE LEGISLATIVE ENVIRONMENT IN THE UNITED STATES AND OTHER COUNTRIES, OPEC POLICY, CONFLICT IN THE MIDDLE EAST AND OTHER MAJOR PETROLEUM PRODUCING REGIONS AND THE CONDITION OF THE CAPITAL AND EQUITY MARKETS. IN ADDITION, RESERVE ENGINEERING IS A SUBJECTIVE PROCESS OF ESTIMATING AND UNDERGROUND ACCUMULATIONS OF OIL AND GAS, AND RESERVE ESTIMATES ARE GENERALLY DIFFERENT FROM QUANTITIES OF OIL AND GAS THAT ARE ULTIMATELY RECOVERED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

PART I.  FINANCIAL INFORMATION
         ITEM 1.    FINANCIAL STATEMENTS

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         (IN THOUSANDS)
                                                                                    MARCH 31,       DECEMBER 31,
                                                                                     1999               1998
                                                                                  -----------        -----------
ASSETS:
-------
CURRENT ASSETS:
     Cash..................................................................       $    15,269        $     1,690
     Accounts receivable, net..............................................            33,045             28,433
     Other current assets..................................................            22,277             19,668
                                                                                  -----------        -----------
         Total current assets..............................................            70,591             49,791
                                                                                  -----------        -----------
PROPERTY, PLANT AND EQUIPMENT, at cost (full cost
     method) net of accumulated depletion, depreciation
     and amortization......................................................           592,760            610,948
                                                                                  -----------        -----------
OTHER ASSETS...............................................................            17,023             17,729
                                                                                  -----------        -----------
                                                                                  $   680,374        $   678,468
                                                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
--------------------------------------
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
     Accrued liabilities...................................................       $     3,225        $        --
                                                                                  -----------        -----------
         Total current liabilities.........................................             3,225                 --
                                                                                  -----------        -----------

LIABILITIES SUBJECT TO COMPROMISE:
     Accounts payable......................................................            53,405             42,183
     Accrued liabilities...................................................            44,462             64,837
     Long-term debt........................................................           689,473            671,700
                                                                                  -----------        -----------
         Total liabilities subject to compromise...........................           787,340            778,720
                                                                                  -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized; none issued or  outstanding...........................                --                 --
     Common stock, $.01 par value; 50,000,000 shares
         authorized; 24,754,043 and 24,747,445 issued
         and outstanding at March 31, 1999 and December 31, 1998,
         respectively......................................................               248                247
     Capital in excess of par value........................................           346,446            346,135
     Accumulated deficit...................................................          (456,885)          (446,634)
                                                                                  -----------        -----------
         Total stockholders' deficit.......................................          (110,191)          (100,252)
                                                                                  -----------        -----------
                                                                                  $   680,374        $   678,468
                                                                                  ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            -------------------------------------
                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                   1999               1998
                                                                -----------        -----------
REVENUES:
   Oil and gas sales...................................         $    59,480        $    71,785
   Other...............................................                 258                170
                                                                -----------        -----------
                                                                     59,738             71,955
                                                                -----------        -----------

EXPENSES:
   Lease operating.....................................              25,564             23,631
   Depletion, depreciation and amortization............              32,474             35,512
   Production taxes....................................                 845              1,035
   General and administrative..........................               4,212              4,793
                                                                -----------        -----------
                                                                     63,095             64,971
                                                                -----------        -----------

INCOME (LOSS) FROM OPERATIONS..........................              (3,357)             6,984
Interest and other income..............................               5,861                503
Interest expense, net of amounts capitalized...........             (12,755)           (10,259)
                                                                ------------       ------------
LOSS BEFORE INCOME TAXES...............................             (10,251)            (2,772)
Income tax benefit.....................................                  --              1,173
                                                                -----------        -----------
NET LOSS...............................................         $   (10,251)       $    (1,599)
                                                                ============       ===========

NET LOSS PER SHARE:
   Basic...............................................         $      (.41)       $      (.06)
                                                                ===========        ===========
   Diluted.............................................         $      (.41)       $      (.06)
                                                                ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:

   Basic...............................................              24,749             25,371
   Diluted.............................................              24,749             25,371













   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     (IN THOUSANDS)
                                                                            THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------------
                                                                              1999                  1998
                                                                          -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss....................................................          $   (10,251)        $    (1,599)
                                                                           -----------         -----------
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depletion, depreciation and amortization....................               32,807              35,991
     Deferred taxes..............................................                   --              (1,173)
     Equity in earnings of affiliate.............................                 (218)               (369)
     Decrease (increase) in accounts receivable..................               (4,612)              1,610
     Decrease (increase) in other current assets.................               (2,609)              3,701
     Decrease in accounts payable and accrued liabilities........               (5,928)             (3,495)
                                                                           ------------        -----------
Net cash provided by operating activities........................                9,189              34,666
                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions................................................                   --             (19,780)
     Capital expenditures........................................              (15,203)            (82,966)
     Proceeds from sale of assets................................                  918                  --
     Change in other assets......................................                  591                 622
                                                                           -----------         -----------
Net cash used in investing activities............................              (13,694)           (102,124)
                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under senior credit facility.....................               26,473             129,900
     Repayments under senior credit facility.....................               (8,700)            (77,764)
     Issuance of common stock....................................                  311                  --
     Other.......................................................                   --                (116)
                                                                           -----------         -----------
Net cash provided by financing activities........................               18,084              52,020
                                                                           -----------         -----------

Net increase (decrease) in cash..................................               13,579             (15,438)
Cash at beginning of period......................................                1,690              16,048
                                                                           -----------         -----------
Cash at end of period............................................          $    15,269         $       610
                                                                           ===========         ===========

Supplemental disclosures of cash flow information:
     Cash paid for interest:.....................................          $    14,242         $    11,141
                                                                           ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION AND CHAPTER 11 BANKRUPTCY

         The accompanying unaudited interim consolidated financial statements include the accounts of Forcenergy Inc and its subsidiaries (the "Company") after elimination of intercompany balances and transactions.

         The unaudited interim consolidated financial statements of the Company for the periods indicated herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. Certain minor amounts previously reported in the financial statements of the prior periods have been reclassified here to conform to the current period presentation. Capitalized terms not defined herein have the meanings as defined in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Company. A plan of reorganization may result in, among other things, dilution or elimination of existing security holders as a result of the issuance of securities to creditors or new investors. The Company is currently negotiating with the secured and unsecured creditors in an effort to reach a mutually acceptable plan of reorganization. The consummation of any plan of reorganization will require approval of the Bankruptcy Court.

         At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders. As a result of the bankruptcy filing, all of the Company's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise.

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

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

NOTE 2 - EARNINGS PER SHARE

         There are no reconciling items between basic and diluted earnings per share in either period presented.

NOTE 3 - STOCK OPTION PLANS

         On February 1, 1999, the Board of Directors of the Company authorized a repricing of stock options whereby all options then outstanding were cancelled and reissued with an exercise price of $1.275 per share, the current fair market value of the underlying stock plus 20%. As a result of this repricing of options, the plan changed from a fixed option plan to a compensatory plan for accounting purposes. All other terms of options previously granted to non-executives remained unchanged. The number of options held by executives and directors was reduced by approximately 114,000 shares in conjunction with the repricing.

NOTE 4 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE -SHEET RISK

         During 1998 and prior to March 21, 1999, the Company was a party to various financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to changing commodity prices. The Company normally utilizes these arrangements for portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices for varying time periods. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. The

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Company had various instruments in place, all of which were cancelled at the option of the counterparties subsequent to the Company's March 21, 1999 filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company received $5.5 million (fair market value) in settlement of the contracts pursuant to the cancellations. The settlements were accrued in the quarter ended March 31, 1999 and are included in Interest and Other Income. The Company may enter into new arrangements in the future as part of its strategy to reduce exposure to commodity price fluctuations. The instruments contain an element of credit risk and price risk. The Company attempts to minimize the extent of credit risk by limiting the counterparties to major banks or significant industry participants. All of these arrangements are entered into on a no-cash basis and are settled monthly. The Company accounts for these arrangements as hedging activities and, accordingly, gains or losses are included in oil and gas revenues for the period the production was hedged. Under these agreements, monthly settlements are based on the differences between the prices specified in the instrument and/or the settlement price of certain oil and gas futures contracts quoted on the New York Mercantile Exchange ("NYMEX"). In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference and in instances where the applicable settlement price is higher than the specified prices, the Company pays an amount based on the difference. Prior to and excluding the cancellations and settlement payments discussed above, the Company recognized $7.7 million and $2.4 million in additional oil and gas sales revenue in the quarters ended March 31, 1999 and 1998, respectively, as a result of the hedging transactions.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

PRODUCTION DATA

         The following table sets forth the Company's historical liquids and natural gas production data for the periods indicated:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       --------------------------
                                                                          1999             1998
                                                                       ---------        ---------
     Production in thousands:
         Liquids (MBbls) (1).........................                      2,039            2,136
         Natural Gas (MMcf)..........................                     17,969           18,314
         Total (MBOE)................................                      5,034            5,188

     Average realized sales prices (2):
         Liquids (per Bbl) (1).......................                  $   11.15        $   14.13
         Natural gas (per Mcf).......................                       2.04             2.27

     Expenses (per BOE):
         Lease operating.............................                  $    5.08        $    4.55
         Depletion, depreciation and
           amortization..............................                       6.45             6.84
         General and administrative, net.............                        .84              .92

-------------
(1)      Includes crude oil, condensate and natural gas liquids.
(2)      Net of hedging results (but excluding cancellation settlements)

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998

         OPERATING INCOME AND NET INCOME/LOSS. The Company had a net operating loss of $3.4 million for the three months ended March 31, 1999 as compared to net operating income of $7.0 million for the same period during 1998. The net loss for the three months ended March 31, 1999 was $10.3 million compared to a net loss of $1.6 million reported for the same period last year. Operating income declined primarily due to lower average liquids and natural gas prices and higher lease operating expenses. Net income declined primarily due to lower average liquids and natural gas prices and higher interest expense, partially offset by $5.5 million in other income received by the Company in connection with the settlement of its hedging contracts outstanding on March 21, 1999 that were terminated by the counterparty subsequent to the bankruptcy filing.

     PRODUCTION. Net liquids production was 2,039 thousand barrels ("MBbls") in the first quarter of 1999 and 2,136 MBbls for the comparable 1998 period. The Company reported net gas production of 17,969 million cubic feet of natural gas ("MMcf") in the 1999 quarter and 18,314 MMcf in the 1997 period. On an equivalent unit basis, liquids and gas production amounted to 5,034 thousand barrels of oil equivalent ("MBOE") in the first quarter of 1999 and 5,188 MBOE during the comparable 1997 period. Production of both liquids and natural gas remained relatively flat between the periods as the Company's capital expenditure program was decreased significantly beginning in the third quarter of 1998 pursuant to arising liquidity issues and the Company's failed attempt to raise additional equity capital. See "Liquidity and Capital Resources."

     REVENUES. Revenues were $59.7 million for the 1999 first quarter compared to the $72.0 million reported for last year's first quarter, the decrease being primarily a result of declines in liquids and natural gas prices. Average net realized (net of hedging effects) liquids prices declined to $11.15 per barrel ("Bbl") for the 1999 first quarter, a 21% decrease compared to the $14.13 per Bbl received during the same period last year. Average net realized natural gas prices declined to $2.04 per thousand cubic feet of natural gas ("Mcf") for the three months ended March 31, 1999, a 10% decrease from the $2.27 per Mcf reported for the 1998 period.

     More dramatic declines in oil and gas prices were experienced in the field. Average prices received at the field level for the first quarter of 1999 were $10.43 per Bbl and $1.70 per Mcf for liquids and natural gas, respectively. After taking into account hedging activities, specifically, a $1.5 million and a $6.3 million increase in liquids and natural gas revenue, respectively, net realized prices increased to $11.15 per Bbl for liquids and $2.04 per Mcf for natural gas, respectively. Average prices received at the field level for the 1998 periods were $13.70 per Bbl and $2.19 per Mcf for liquids and natural gas, respectively. After the effects of hedging activities for 1998, specifically, a $900,000 increase in liquids revenue and a $1.5 million increase in natural gas revenue, net realized 1998 prices were adjusted to $14.13 per Bbl for liquids and $2.27 per Mcf for natural gas.

     LEASE OPERATING EXPENSES. Lease operating expenses were $25.6 million for the three months ended March 31, 1999 compared to the $23.6 million reported for the same period last year. The increase related primarily to lease operating expenses on new oil and gas properties acquired in mid- 1998. On an equivalent unit of production basis, lease operating expenses were $5.08 and $4.55 per barrel of oil equivalent ("BOE") for the 1999 and 1998 first quarters, respectively, an increase primarily due to higher than normal workover expenses incurred in the first quarter of 1999.

     DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense was $32.5 million for the 1999 first quarter, compared with $35.5 million reported for the same period in 1998. The decrease was primarily the result of a decrease in the DD&A rate per unit of production to $6.45 per BOE for the 1999 first quarter, compared to $6.84 per BOE for the same period last year.

     GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs, net of capitalized internal costs and overhead reimbursements, were $4.2 million for the three months ended March 31, 1999, and $4.8 million for the 1998 first quarter. On a per BOE produced basis, general and administrative expenses declined to $.84 per BOE for the first quarter of 1999 compared with the $.92 per BOE reported for the 1998 period.

     INTEREST AND OTHER INCOME. Interest and other income increased to $5.9 million in the 1999 first quarter, from $500,000 in the same period last year. The increase is due to the Company recognizing a gain on the cancellation of all hedging contracts by the counterparties subsequent to the Company's filing of Chapter 11 under the U.S. Bankruptcy Code. The Company received $5.5 million (fair market value) in settlement on these contract cancellations.

     INTEREST EXPENSE. Interest expense, net of amounts capitalized, was $12.8 million for the 1999 first quarter compared to $10.3 million for the 1998 period. The increase in interest expense in 1999 was primarily due to higher long-term debt levels.

LIQUIDITY AND CAPITAL RESOURCES

         On March 21, 1999, the Company and its wholly-owned subsidiary, Forcenergy Resources Inc., ("Resources") filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade and other obligations. The filing was made in the U.S. District Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). The Company continues to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders.

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

         At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders. The Company is currently negotiating with the secured and unsecured creditors in an effort to reach a mutually acceptable plan of reorganization. There can be no assurance that the plan of reorganization to be submitted by the Company will be approved or that the Bankruptcy Court will permit the Company to continue to operate as a debtor-in-possession. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

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


         After the bankruptcy Petition Date, Forcenergy and Resources filed an Emergency Motion for Interim Order Authorizing Use of Cash Collateral (the "Cash Collateral Motion"), pursuant to which Forcenergy and Resources sought the use of various purported secured parties' cash collateral in on-going operations. On March 22, 1999, the Bankruptcy Court signed a Preliminary Order Authorizing Use of Cash Collateral, thereby authorizing Forcenergy's and Resource's use of cash collateral in accordance with a budget attached thereto. Since the preliminary order, the Bankruptcy Court has conducted several hearings on Forcenergy's and Resource's continued use of cash collateral and on May 14, 1999, the Order Authorizing the Use of Cash Collateral ("Cash Collateral Order") was signed and is the order under which the Company currently operates. To the extent that on-going expenses are for post-petition goods and services (after March 21, 1999), are within the ordinary course of business, and are reflected on the court-approved budget, Forcenergy and Resources are permitted to make such expenditures without further

Bankruptcy Court order. Any expenditure, however, that is outside the ordinary course of business, or that is not reflected on the budget, or not otherwise authorized by the Cash Collateral Order, must be specifically authorized by the Bankruptcy Court. The procedures for payment of such expenses may be further specified in a debtor-in-possession financing facility. The Company had approximately $42 million in cash on hand on May 31, 1999 that can be used for operations pursuant to the terms of the Cash Collateral Order.

         Forcenergy is presently in negotiations to obtain additional debtor-in-possession financing.

         The Company has historically financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, asset sales, a senior credit facility and other financings. The Company's primary sources of funds were as follows:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ----------------------------
                                                                         1999            1998
                                                                     -----------      -----------
                                                                              (in thousands)
Net cash provided by operating activities                            $     9,189      $    34,666
Borrowings under the Senior Credit Facility                               26,473          129,900
Repayments under the Senior Credit Facility                               (8,700)         (77,764)

           Cash flow from operations, before changes in operating assets and liabilities, was $22.3 million for the three months ended March 31, 1999, compared with $32.9 million in 1998. The decrease in cash flow resulted primarily from lower oil and gas prices and higher interest expense, partially offset by the increase in interest and other income resulting from the $5.5 million gain recognized by the Company on the cancellation of all the hedging contracts.

           Capital expenditures were $15.2 million for the quarter ended March 31, 1999, compared with $102.7 million for the 1998 period. Capital expenditures were funded by the Company's existing Senior Credit Facility and cash generated from operations. As a result, the Company's long-term debt (all classified as subject to compromise) increased from $671.7 million at the end of 1998 to $689.5 million at March 31, 1999. The Company was fully drawn under the Senior Credit Facility on March 21, 1999.

         The Company's capital expenditures for 1999 will remain subject to the approval and supervision of the Bankruptcy Court and may vary significantly due to a variety of other factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties, the availability of capital and the approval of the Company's creditors.

YEAR 2000 COMPLIANCE

         Forcenergy has established a "Year 2000" project (the "Project") to assess, to the extent possible, its Year 2000 risk exposure, to take remedial actions necessary to minimize the Year 2000 risk exposure to Forcenergy and to test its systems and processes once remedial actions have been taken. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing Year 2000 modifications could be critical to Forcenergy's ability to manage and report operating activities. The final costs associated with the Project are expected to be minimal.

         The assessment phase of the Project is 90% complete as of May 31, 1999, with the remainder being the assessment of risk related to year 2000 failure on the part of the Company's customers and vendors. This phase included, among other procedures: the assessment of information technology applications and systems; the assessment of non-information technology exposures; the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand their Year 2000 readiness and its potential impact on Forcenergy; and, the formulation of contingency plans for mission-critical information technology systems. Forcenergy expects to complete the assessment phase of its Year 2000 project by the end of the second quarter of 1999 but is being delayed by limited responses to inquiries made to third party businesses. The Company believes, however, that any equipment failure at the customer/vendor level could be overcome by a change in provider or by the implementation of manual procedures. The remedial phase of the Project was approximately 80% complete as of March 31, 1999, subject to the results of third party inquiry assessments. The remediation of non-information technology is expected to be completed by mid-1999. The testing phase of the Project is expected to be completed by mid-1999, subject to the Company's assessment of customer and vendor inquiries.

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

(b)      Reports on Form 8-K

         On March 23, 1999, the Company filed a Current Report on Form 8-K reporting that on March 21, 1999, Forcenergy Inc and its subsidiary Forcenergy Resources, Inc. filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. District Court for the Eastern District of Louisiana in New Orleans.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Miami, State of Florida, on the 17th day of June, 1999.

                                      FORCENERGY INC

                             By:      /s/ E. Joseph Grady
                                      ----------------------------------------
                                      E. Joseph Grady
                                      Vice President - Chief Financial Officer