Form 10-K/A
period 1998-12-31
FORCENERGY INC
filed 1999-07-21
CIK 946140

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

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                    WHICH REGISTERED
                  -------------------                ------------------------
                     Common Stock                     New York Stock Exchange*

* The shares of common stock were delisted by the New York Stock Exchange on March 22, 1999.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No   X
                                              ----     -----

         Indicate by checkmark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of May 31, 1999, there were outstanding 24,755,241 shares of common stock of the Registrant. The aggregate market value on June 7, 1999 of the voting stock of the Registrant held by non-affiliates was an estimated $18,250,000.

                                EXPLANATORY NOTES

         This Amendment No. 1 to the Annual Report on Form 10-K of Forcenergy Inc (the "Company") for the year ended December 31, 1998 is filed to correct certain errors appearing in the EDGAR filing that were not consistent with the final paper document executed by the Company and its Directors and Officers:

1. The market value of the stock held by non-affiliates of the Company as of June 7, 1999 was an estimated $18,250,000. This number was omitted in error on the cover page of the initial EDGAR filing.

2. Exhibit 10.27 on page 40 of the filing is hereby amended to reflect the fact that this exhibit was filed with this Annual Report on Form 10-K as opposed to being filed on Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 14, 1998.

3. The signature lines on page 44 of the filing should be, and hereby are, each marked to include conformed signature lines indicating the signatures of each of the persons indicated. In addition, the dates of such signatures should be, and hereby are, corrected to reflect the proper date, June 11, 1999, as indicated on the final paper document.

4. The average oil price of $10.67 indicated on page F-26 of the EDGAR filing is incorrect. The correct average oil price used and stated in the final paper document is $9.77.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORCENERGY INC

                                   By: /s/ E. Joseph Grady
                                       ----------------------------------------
                                       E. Joseph Grady
                                       Vice President - Chief Financial Officer

Date:  July 20, 1999