Form 10-Q
period 1999-06-30
FORCENERGY INC
filed 1999-08-16
CIK 946140

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________to _______________

                        Commission File Number : 0-26444

                                 FORCENERGY INC
             (Exact name of registrant as specified in its charter)

                Delaware                                    65-0429338
     -------------------------------                     -------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         As of July 31, 1999, there were 24,755,884 shares of the registrant's Common Stock, $.01 par value outstanding.

                                 FORCENERGY INC
                              DEBTOR-IN-POSSESSION
                                     INDEX


PART I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements (Unaudited)
           a)   Consolidated Balance Sheets - June 30, 1999 and
                December 31, 1998.............................................................        1
           b)   Consolidated Statements of Operations - Three months and six
                months ended June 30, 1999 and 1998...........................................        2
           c)   Consolidated Statements of Cash Flows - Six months ended
                June 30, 1999 and 1998........................................................        3
           d)   Notes to Consolidated Financial Statements....................................        4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................        7

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports of Form 8-K...................................................       13


                           FORWARD-LOOKING STATEMENTS

           This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-Q, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding planned capital expenditures, the availability of capital to fund capital expenditures, estimates of proved reserves, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that actual results may not differ materially from those in the forward-looking statements herein for reasons including, without limitation, petitions filed or actions taken in connection with its bankruptcy proceedings, the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of and the demand for crude oil and natural gas, drilling activity, weather, and the legislative environment in the United States and other countries, OPEC policy, conflict in the Middle East and other major petroleum producing regions and the condition of the capital and equity markets. In addition, reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas, and reserve estimates are generally different from quantities of oil and gas that are ultimately recovered. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

PART 1.    FINANCIAL INFORMATION
           ITEM 1.      FINANCIAL STATEMENTS

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                          (In thousands)
                                                                                -----------------------------------
                                                                                  June 30,           December 31,
                                                                                    1999                 1998
                                                                                -------------      ----------------
ASSETS:
CURRENT ASSETS:
     Cash     ...........................................................       $      53,613      $         1,690
     Accounts receivable, net............................................              41,744               28,433
     Other current assets................................................              19,907               19,668
                                                                                -------------      ---------------
         Total current assets............................................             115,264               49,791
                                                                                -------------      ---------------
PROPERTY, PLANT AND EQUIPMENT, at cost (full cost
     method) net of accumulated depletion, depreciation
     and amortization....................................................             572,750              610,948
                                                                                -------------      ---------------
OTHER ASSETS.............................................................              12,417               17,729
                                                                                -------------      ---------------
                                                                                $     700,431      $       678,468
                                                                                =============      ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT:
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
     Accounts payable....................................................       $      10,256      $            --
     Accrued liabilities.................................................              28,481                   --
                                                                                -------------      ---------------
         Total current liabilities.......................................              38,737                   --
                                                                                -------------      ---------------

LIABILITIES SUBJECT TO COMPROMISE:
     Accounts payable....................................................              63,350               42,183
     Accrued liabilities.................................................              16,436               64,837
     Long-term debt......................................................             689,473              671,700
                                                                                --------------      ---------------
         Total liabilities subject to compromise.........................             769,259              778,720
                                                                                --------------      ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized; none issued or outstanding..........................                  --                   --
     Common stock, $.01 par value; 50,000,000 shares
         authorized; 24,755,334 and 24,747,445 issued
         and outstanding at June 30, 1999 and December 31, 1998,
         respectively....................................................                  248                  247
     Capital in excess of par value......................................              346,446              346,135
     Accumulated deficit.................................................             (454,259)            (446,634)
                                                                                --------------      ---------------
         Total stockholders' deficit.....................................             (107,565)            (100,252)
                                                                                --------------      ---------------
                                                                                $      700,431      $       678,468
                                                                                ==============      ===============



   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                (In thousands, except per share data)
                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                     --------------------------     --------------------------
                                                         1999           1998           1999            1998
                                                     -----------     -----------    -----------    -----------
REVENUES:
     Oil and gas sales...........................    $    65,116     $    70,593    $   124,596    $   142,378
     Other.......................................             41             185            299            355
                                                     -----------     -----------    -----------    -----------
                                                          65,157          70,778        124,895        142,733
                                                     -----------     -----------    -----------    -----------

EXPENSES:
     Lease operating.............................         23,142          24,442         48,706         48,073
     Depletion, depreciation and amortization....         31,194          38,089         63,668         73,601
     Production taxes............................          1,145           1,137          1,990          2,172
     General and administrative..................          3,628           4,327          7,839          9,120
                                                     -----------     -----------    -----------    -----------
                                                          59,109          67,995        122,203        132,966
                                                     -----------     -----------    -----------    -----------

INCOME FROM OPERATIONS...........................          6,048           2,783          2,692          9,767
Interest and other income........................          1,364             284          7,225            787
Interest expense, net of amounts capitalized.....         (4,786)        (11,658)       (17,542)       (21,917)
                                                     -----------     -----------    -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES................          2,626          (8,591)        (7,625)       (11,363)
Income tax benefit...............................             --           2,980             --          4,153
                                                     -----------     -----------    -----------    -----------
NET INCOME (LOSS)................................    $     2,626     $    (5,611)   $    (7,625)   $    (7,210)
                                                     ===========     ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE:
     Basic.......................................    $       .11     $      (.23)   $      (.31)   $      (.29)
                                                     ===========     ===========    ===========    ===========
     Diluted.....................................    $       .11     $      (.23)   $      (.31)   $      (.29)
                                                     ===========     ===========    ============   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic.......................................         24,755          24,642         24,752         25,004
     Diluted.....................................         24,755          24,642         24,752         25,004


   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          (In thousands)
                                                                                     Six Months Ended June 30,
                                                                                -----------------------------------
                                                                                     1999                1998
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss............................................................       $        (7,625)   $        (7,210)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
     Depletion, depreciation and amortization............................                64,362             74,574
     Deferred taxes......................................................                    --             (4,153)
     Equity in net loss of affiliate.....................................                  (845)              (631)
     (Increase) decrease in accounts receivable..........................               (13,311)             7,630
     (Increase) decrease in other current assets.........................                  (239)             2,697
     Increase in accounts payable and accrued liabilities(Including
      accounts payable and accrued liabilities subject to compromise)                    11,503             15,182
                                                                                ---------------    ---------------
Net cash provided by operating activities................................                53,845             88,089
                                                                                ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions........................................................                  (276)           (42,818)
     Capital expenditures................................................               (25,195)          (165,634)
     Decrease in other assets............................................                 5,464                462
     Dividends received from affiliate...................................                    --                750
                                                                                ---------------    ---------------
Net cash used in investing activities....................................               (20,007)          (207,240)
                                                                                ----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under senior credit facility.............................                26,473            225,400
     Repayments under senior credit facility.............................                (8,700)          (115,558)
     Issuance of common stock............................................                   312                375
     Other    ...........................................................                    --               (116)
                                                                                ---------------    ---------------
Net cash provided by financing activities................................                18,085            110,101
                                                                                ---------------    ---------------
Net increase (decrease) in cash..........................................                51,923             (9,050)
Cash at beginning of period..............................................                 1,690             16,048
                                                                                ---------------    ---------------
Cash at end of period....................................................       $        53,613    $         6,998
                                                                                ===============    ===============
Supplemental disclosures of cash flow information:
     Cash paid for interest:.............................................       $        14,242    $        23,196
                                                                                ===============    ===============

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

         On March 21, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiary, Forcenergy Resources Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filing was made in the U.S. District Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). The Company continues to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders.

         The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. A plan of reorganization may result in, among other things, substantial dilution to or elimination of existing security holders as a result of the issuance of securities to creditors or new investors. The Company is currently negotiating with the secured and unsecured creditors in an effort to reach a mutually acceptable plan of reorganization and the Company intends to submit a plan of reorganization for consideration by the Bankruptcy Court in the near future. The consummation of any plan of reorganization will require approval of the Bankruptcy Court.

         At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors or stockholders. As a result of the bankruptcy filing, all of the Company's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

         In the ordinary course of business, the Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, asset sales, borrowings under its senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas production. Lower hydrocarbon production associated with a reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations in the current fiscal year and in later years which could have a material adverse effect on the Company.

         Management's plans are to continue to incur capital expenditures with the goal of increasing production and reserves. The Company has accumulated approximately $53 million in cash since the Petition Date and may utilize that cash, subject to restrictions and provisions of a court-approved cash collateral order, to fund its operations, including planned capital expenditures, during the pending of the bankruptcy proceedings. The ability to incur capital expenditures, sell properties and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions. At present, the Company is also close to reaching agreement on the terms of a debtor-in-possession credit facility that will provide additional financial flexibility to pursue its business strategy.

NOTE 2 - EARNINGS PER SHARE

         There are no reconciling items between basic and diluted earnings per share in either periods presented.

NOTE 3 - STOCK OPTION PLANS

         On February 1, 1999, the Board of Directors of the Company authorized a repricing of stock options whereby all options then outstanding were cancelled and reissued with an exercise price of $1.275 per share. All other terms of options previously granted to non-executives remained unchanged. The number of options held by executives and directors was reduced by approximately 114,000 shares in conjunction with the repricing.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         During 1998 and prior to March 21, 1999, the Company was a party to various financial instruments with off-balance-sheet risk, in the normal course of business, to reduce its exposure to changing commodity prices. The Company normally utilizes these arrangements for portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices for varying time periods. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. The Company had various instruments in place, all of which were cancelled at the option of the counterparties subsequent to the Company's March 21, 1999 filing for reorganization under Chapter 11. The Company received $5.5 million (fair market value) in April 1999 in settlement of the contracts pursuant to the cancellations. The settlements were accrued in the quarter ended March 31, 1999 and are included in Interest and Other Income. The Company subsequently entered into a crude oil swap agreement whereby it has hedged approximately 25% of its estimated oil production at $18.09 per barrel for the months July through December 1999. The agreement may be extended through June 2000 at the option of the counterparty. Additionally, the Company has fixed prices on an average of 69,233 Mcf per day of estimated 3rd and 4th quarter 1999 natural gas production at an average price of $2.44 per Mcf and also on 37,890 Mcf per day of its estimated first quarter 2000 gas production at an average of $2.69 per Mcf under existing sales contracts. The Company may enter into additional arrangements in the future as part of its strategy to reduce exposure to commodity price fluctuations. The instruments contain an element of credit risk and price risk. The Company attempts to minimize the extent of credit risk by limiting the counterparties to major banks or significant industry participants. All of these arrangements are entered into on a no-cost basis and are settled monthly. The Company accounts for the swap arrangements as hedging activities and, accordingly, gains or losses are included in oil and gas revenues for the period the production was hedged. Under these agreements, monthly settlements are based on the differences between the prices specified in the instrument and/or the settlement price of certain oil and gas futures contracts quoted on the New York Mercantile Exchange ("NYMEX"). In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference and in instances where the applicable settlement price is higher than the specified prices, the Company pays an amount based on the difference. The Company had no hedging contracts in place during the quarter ended June 30, 1999. The Company recognized an additional $2.5 million in oil and gas revenues associated with hedging contracts in place for the quarter ended June 30, 1998. Excluding the settlement payments discussed above, the Company recognized $7.7 million and $5.0 million in additional oil and gas revenues for the six month periods ending June 30, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                (In thousands, except per share data)
                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                     ---------------------------    --------------------------
                                                         1999           1998           1999            1998
                                                     -----------     -----------    -----------    -----------
Production in thousands:
     Liquids (MBbls) (1).........................          2,067           2,239          4,106          4,375
     Natural Gas (MMcf)..........................         16,604          19,972         34,573         38,286
     Total (MBOE)................................          4,834           5,568          9,868         10,756

Average realized sales prices(2):
     Liquids (per Bbl) (1).......................    $     14.45     $     11.86    $     12.82    $     12.97
     Natural gas (per Mcf).......................           2.12            2.20           2.08           2.24

Expenses (per BOE):
     Lease operating.............................    $      4.79     $      4.39    $      4.94    $      4.47
     Depletion, depreciation and
      amortization...............................           6.45            6.84           6.45           6.84
     General and administrative, net.............            .75             .78            .79            .85


------------
(1)  Includes crude oil, condensate and natural gas liquids.
(2)  Net of hedging results (but excluding cancellation settlements)

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         Operating Income and Net Income/Loss. The Company had operating income of $6.0 million for the three months ended June 30, 1999 compared to $2.8 million for the same period during 1998. Net income for the three months ended June 30, 1999 was $2.6 million compared to a net loss of $5.6 million reported for the same period last year. Several factors contributed to the increase in operating income. The benefit derived from higher realized liquids prices was offset by a decline in production, however the lower production volumes, and a lower DD&A rate, contributed to a lower 1999 depletion, depreciation and amortization expense. Operating income was further positively impacted by lower lease operating and general and administrative expenses. Net income increased due to the factors discussed above, higher interest income and lower interest expense. Each of these factors is discussed in more specific detail below.

         Production. Net liquids production was 2,067 thousand barrels ("MBbls") in the second quarter of 1999 and 2,239 MBbls for the comparable 1998 period. The Company reported net gas production of 16,604 million cubic feet of natural gas ("MMcf") in the 1999 quarter and 19,972 MMcf in the 1998 period. On an equivalent unit basis, liquids and gas production amounted to 4,834 thousand barrels of oil equivalent ("MBOE") in the second quarter of 1999 and 5,568 MBOE during the comparable 1998 period. Production of both liquids and natural gas declined as the Company's capital expenditure program was significantly reduced beginning in the third quarter of 1998 because of a lack of available capital, thereby limiting the Company's ability to replace production and reserves. See "Liquidity and Capital Resources."

         Revenues. Revenues were $65.2 million for the 1999 second quarter compared to the $70.8 million reported for last year's second quarter, a decrease attributable primarily to the declines in liquids and natural gas production. Average net realized liquids prices, however, increased to $14.45 per barrel ("Bbl") for the 1999 second quarter, a 22% increase over the $11.86 per Bbl (including effects of hedging) received during the same period last year. Average net realized natural gas prices declined to $2.12 per thousand cubic feet of natural gas ("Mcf") for the three months ended June 30, 1999, a 4% decrease from the $2.20 per Mcf (including effects of hedging) reported for the 1998 period. Average prices received at the field level for the 1998 periods were $11.24 per Bbl and $2.15 per Mcf for liquids and natural gas, respectively. The Company had no hedging contracts in place for the quarter ended June 30, 1999. After the effects of 1998 hedging activities, specifically, a $1.4 million increase in liquids revenue and a $1.1 million increase in natural gas revenue, net realized 1998 prices were adjusted to $11.86 per Bbl for liquids and $2.20 per Mcf for natural gas.

         Lease Operating Expenses. Lease operating expenses were $23.1 million for the three months ended June 30, 1999 compared to the $24.4 million reported for the same period last year. The decrease related primarily to a reduction in workover activities as the Company worked with the creditors and the Bankruptcy Court to get project approval under the cash collateral order. On an equivalent unit of production basis, lease operating expenses increased moderately to $4.79 from $4.39 per barrel of oil equivalent ("BOE") because of the decline in production in 1999.

         Depletion, Depreciation and Amortization ("DD&A"). DD&A expense was $31.2 million for the 1999 second quarter, compared with $38.1 million reported for the same period in 1998. The decrease was due to previously discussed production decreases and the decrease in the DD&A rate per unit of production to $6.45 per BOE for the 1999 second quarter, compared to $6.84 per BOE for the same period last year.

         General and Administrative Costs. General and administrative costs, net of capitalized internal costs and overhead reimbursements, were $3.6 million for the three months ended June 30, 1999 and $4.3 million for the 1998 second quarter. The decrease in general and administrative costs relates primarily to a reduction in staff in the first quarter of 1999 and the closing of the Company's Houston office during the fourth quarter of 1998. On a per BOE produced basis, general and administrative expenses remained relatively flat at $.75 and $.78 per BOE for the second quarters of 1999 and 1998, respectively.

         Interest and Other Income. Interest and other income increased to $1.4 million in the 1999 second quarter, from $284,000 in the same period last year. The increase related primarily to interest income earned on higher cash balances accumulated subsequent to the Petition Date.

         Interest Expense. Interest expense was $4.8 million for the quarter ended June 30, 1999 compared with $11.7 million for the 1998 quarter. Pursuant to the bankruptcy filing, the Company discontinued the accrual of interest on the senior subordinated note issues, a benefit which was partially offset by the increased interest expense associated with higher outstanding balances under the Company's senior credit facility.

         Income Tax Benefit. The Company recognized an income tax benefit in the second quarter of 1998 in the amount of $3.0 million. The Company recognized no income tax expense on the second quarter of 1999 net income because the cumulative results for the year remain negative and the Company no longer recognizes an income tax benefit on accumulated losses.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         Operating Income and Net Loss. The Company had operating income of
$2.7 million for the six months ended June 30, 1999 compared to $9.8 million for the same period during 1998. The net loss for the six months ended June 30, 1999 was $7.6 million compared to $7.2 million reported for the same period last year. Operating income declined primarily due to lower production volumes, and to a lesser extent, lower average realized liquids and natural gas prices. The decrease in revenue was offset by lower DD&A associated with the lower production volumes and the lower DD&A rate for 1999. Finally, lower general and administrative expenses also offset the decline in oil and gas sales revenue. The net loss was flat between the periods due to the above discussed factors which were offset by increases in other income and decreases in interest expense and income tax benefit. The individual factors discussed above are discussed in more specific detail below.

         Production. Net liquids production was 4,106 thousand barrels ("MBbls") in the first six months of 1999 and 4,375 MBbls for the comparable 1998 period. The Company reported net gas production of 34,573 million cubic feet of natural gas ("MMcf") in the first six months of 1999 and 38,286 MMcf in the 1998 period. On an equivalent unit basis, liquids and gas production amounted to 9,868 MBOE in the first half of 1999 and 10,756 MBOE during the comparable 1998 period. Production of both liquids and natural gas decreased between the periods because of the effects of the previously discussed reduction in the Company's capital expenditure program. See "Liquidity and Capital Resources."

         Revenues. Revenues were $124.9 million for the 1999 period compared to the $142.7 million reported for the first half of 1998, a decrease attributed primarily to declines in liquids and natural gas production volumes and to a lesser extent average realized prices. Average net realized liquids prices (including the effects of hedging) declined to $12.82 per barrel ("Bbl") for the first six months of 1999, a 1% decrease compared to the $12.97 per Bbl received during the same period last year. Average net realized natural gas prices (including the effects of hedging) declined to $2.08 per thousand cubic feet of natural gas ("Mcf") for the six months ended June 30, 1999, a 7% decrease from the $2.24 per Mcf reported for the 1998 period.

         Average prices received at the field level for the first six months of 1999 were $12.46 per Bbl and $1.90 per Mcf for liquids and natural gas, respectively. After taking into account hedging activities, specifically, a $1.5 million and a $6.3 million increase in liquids and natural gas revenue, respectively, net realized prices increased to $12.82 per Bbl and $2.08 per Mcf, respectively. Average prices received at the field level for the 1998 period were $12.44 per Bbl and $2.17 per Mcf for liquids and natural gas, respectively. After the effects of hedging activities for 1998, specifically, a $2.3 million increase in liquids revenue and a $2.7 million increase in natural gas revenue, net realized 1998 prices were adjusted to $12.97 per Bbl for liquids and $2.24 per Mcf for natural gas.

         Lease Operating Expenses. Lease operating expenses were flat at $48.7 million for the six months ended June 30, 1999 compared to the $48.1 million reported for the same period last year. On an equivalent unit of production basis, lease operating expenses were $4.94 and $4.47 per barrel of oil equivalent ("BOE") for the 1999 and 1998 periods, respectively, an increase primarily due to lower production volumes.

         Depletion, Depreciation and Amortization ("DD&A"). DD&A expense was $63.7 million for the first six months of 1999, compared with $73.6 million reported for the same period in 1998. The decrease was primarily the result of a decrease in production volumes, and to a lesser extent, a reduction in the DD&A rate per unit of production to $6.45 per BOE for the six months ended June 30, 1999, compared to $6.84 per BOE for the same period last year.

         General and Administrative Costs. General and administrative costs, net of capitalized internal costs and overhead reimbursements, were $7.8 million for the six months ended June 30, 1999 and $9.1 million for the comparable 1998 period. General and administrative costs decreased primarily due to a reduction in staffing in the first quarter of 1999 and the closing of the Company's Houston office in late 1998. On a per BOE produced basis, general and administrative expenses declined to $.79 per BOE for the first six months of 1999 compared with the $.85 per BOE reported for the comparable 1998 period.

         Interest and Other Income. Interest and other income increased to $7.2 million in the first half of 1999, from $800,000 in the same period last year. The increase is primarily due to the Company's receipt of the $5.5 million (fair market value) settlement pursuant to the cancellation of hedging contracts by the counterparties subsequent to the Company's filing of Chapter 11, and to a lesser degree, increased interest income accrued on higher cash balances.

         Interest Expense. Interest expense, net of amounts capitalized, decreased to $17.5 million for the six months ended June 30, 1999 compared to $21.9 million for the 1998 period. The Company discontinued the accrual of interest on the senior subordinated note issues as of the Petition Date, pursuant to the Chapter 11 filing. This decrease in interest expense was partially offset by increased interest expense on higher average outstanding principal balances under the senior credit facility in 1999.

         Income Tax Benefit. The Company recognized an income tax benefit in the first six months of 1998. Since the Company's overall tax position cannot support the recordation of a deferred tax asset at this time, it discontinued the recognition of income tax benefits on accumulated losses in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         On March 21, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiary, Forcenergy Resources Inc., ("Resources") filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade debt and other obligations. The filing was made in the U.S. District Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). The Company continues to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders.

         The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. A plan of reorganization may result in, among other things, material dilution or elimination of existing security holders as a result of the issuance of securities to creditors or new investors. The consummation of a plan of reorganization will require the approval of the Bankruptcy Court.

         At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders. The Company is currently negotiating with the secured and unsecured creditors in an effort to reach a mutually acceptable plan of reorganization and the Company intends to submit a plan of reorganization for consideration by the Bankruptcy Court in the near future. There can be no assurance that the plan of reorganization to be submitted by the Company will be approved or that the Bankruptcy Court will permit the Company to continue to operate as a debtor-in-possession. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

                  In the ordinary course of business, the Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, asset sales, borrowings under its senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas production. Lower hydrocarbon production associated with a reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations in the current fiscal year and in later years which could have a material adverse effect on the Company.

         Subsequent to the Petition Date, Forcenergy and Resources filed an Emergency Motion for Interim Order Authorizing Use of Cash Collateral (the "Cash Collateral Motion"), pursuant to which Forcenergy and Resources sought the use of various purported secured parties' cash collateral in on-going operations. On March 22, 1999, the Bankruptcy Court signed a Preliminary Order Authorizing Use of Cash Collateral, thereby authorizing Forcenergy's and Resource's use of cash collateral in accordance with a budget attached thereto. Since the preliminary order, the Bankruptcy Court has conducted several hearings on Forcenergy's and Resource's continued use of cash collateral and on May 14, 1999, the Order Authorizing the Use of Cash Collateral ("Cash Collateral Order") was signed and is the order under which the Company currently operates. To the extent that on-going expenses are for post-petition goods and services (after March 21, 1999), are within the ordinary course of business, and are reflected on the court-approved budget, Forcenergy and Resources are permitted to make such expenditures without further Bankruptcy Court order. Any expenditure, however, that is outside the ordinary course of business, or that is not reflected on the budget or not otherwise authorized by the Cash Collateral Order, must be specifically authorized by the Bankruptcy Court. The procedures for payment of such expenses may be further specified in a debtor-in-possession financing facility. The Company has accumulated, as of July 31, 1999, $59.2 million in cash since the Petition Date that can be used for operations pursuant to the terms of the Cash Collateral Order.

         Forcenergy is presently in final negotiations to obtain debtor-in-possession financing that will provide additional financial flexibility to pursue its business strategy.

         Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, asset sales, borrowings under its senior credit facility and other financings. The Company's primary sources of funds for each of the periods presented were as follows:


                                                                           Six Months Ended
                                                                                 June 30,
                                                                        ------------------------
                                                                           1999           1998
                                                                        ---------      ---------
                                                                            (in thousands)
         Net cash provided by operating activities                      $  53,845      $  88,089
         Borrowings under the Senior Credit Facility                       26,473        225,400
         Repayments under the Senior Credit Facility                       (8,700)      (115,558)


         Working capital, before accounts payable and accrued liabilities subject to compromise, was $76.5 million at June 30, 1999 compared to $49.8 million at December 31, 1998. The increase relates to several factors. Cash balances on hand increased from $1.7 million at December 31, 1998 to $53.6 million at June 30, 1999. The increase in cash accrued as a result of the Chapter 11 filing and a severe reduction in capital expenditure activities pursuant to limitations imposed by the Bankruptcy Court. Accounts receivable balances have increased primarily due to higher revenues associated with higher liquids and gas prices. Accrued revenue receivables, specifically, have increased approximately $7.5 million from $22.7 million at December 31, 1998 to $30.2 million at June 30, 1999. Receivables from joint partners have also increased approximately $6.0 million, from $7. 3 million at December 31,1998 to $13.3 million at June 30, 1999. The increase relates to more difficulty in collecting receivables from joint partners subsequent to the Chapter 11 filing, including revenues due to the Company being withheld. These increases in post-petition working capital are offset by the incurrence of post-petition liabilities related to post-petition operating and capital expenditure activities.

         Cash flow from operations, before changes in liabilities subject to compromise, was $81.1 million for the six months ended June 30, 1999, compared with $88.1 million in 1998.

         Capital expenditures were $25.5 million for the six months ended June 30, 1999, compared with $208.5 million for the 1998 period. Prior to the Petition Date, capital expenditures were funded by the Company's existing senior credit facility and cash generated from operations, and since the Petition Date, by cash flow from operations. As a result, the Company's long-term debt (all classified as subject to compromise) increased from $671.7 million at the end of 1998 to $689.5 million at June 30, 1999. The Company was fully drawn under the senior credit facility on March 21, 1999.

         At June 30, 1999, the Company had working capital before liabilities subject to compromise of $76.5 million, including cash of $53.6 million. The use of this cash to fund operating or capital expenditure activities is subject to approval by the Bankruptcy Court. The working capital and net cash balances available at June 30, 1999 may be used to cover some of the liabilities subject to compromise pursuant to a final plan of reorganization. The Company's capital expenditures for 1999 will remain subject to the approval and supervision of the Bankruptcy Court and may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties, the availability of capital and the consent of the Company's creditors.

YEAR 2000 COMPLIANCE

         Forcenergy has established a "Year 2000" project (the "Project") to assess, to the extent possible, its Year 2000 risk exposure, to take remedial actions necessary to minimize the Year 2000 risk exposure and to test its systems and processes once remedial actions have been taken. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing Year 2000 modifications could be critical to Forcenergy's ability to manage and report operating activities. The final costs associated with the Project are expected to be minimal.

         The assessment phase of the Project is 90% complete as of June 30, 1999, with the remainder being the assessment of risk related to Year 2000 failure on the part of the Company's customers and vendors. This phase included, among other procedures: the assessment of information technology applications and systems; the assessment of non-information technology exposures; the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand their Year 2000 readiness and its potential impact on Forcenergy; and, the formulation of contingency plans for mission-critical information technology systems. Forcenergy expects to complete the assessment phase of its Year 2000 project by the end of the third quarter of 1999 but is being delayed by limited responses to inquiries made to third party businesses. The Company believes, however, that any equipment failure at the customer/vendor level could be overcome by a change in provider or by the implementation of manual procedures. The remedial phase of the Project was approximately 85% complete as of June 30,1999, subject to the results of third party inquiry assessments. The remediation of non-information technology is expected to be completed by mid to late 1999. The testing phase of the Project is expected to be completed by mid to late 1999, subject to the Company's assessment of customer and vendor inquiries.

         Although Forcenergy is making every effort to mitigate the risks associated with the Year 2000 problem, and currently believes that no internal material risk exists that has not been mitigated, there can be no assurance that the Project or resulting contingency plans will have anticipated all Year 2000 scenarios. A failure to remedy a critical Year 2000 problem could result in information and non-information technology failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time.


  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


             27 --  Financial Data Schedule

         (b) Reports on Form 8-K


         On April 15, 1999 the Company filed a Current Report on Form 8-K reporting results of operations for the fourth quarter and year ended December 31, 1998.

         On June 14, 1999 the Company filed a Current Report on Form 8-K filing the monthly operating report for the period March 22, 1999 to April 30, 1999 filed earlier with, and as required by, the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto, duly authorized, in the City of Miami, State of Florida, on the 14th day of August, 1999.



                                   FORCENERGY INC



                                   By: /s/ E. Joseph Grady
                                       ----------------------------------------
                                       E. Joseph Grady
                                       Vice President - Chief Financial Officer