Form 10-Q
period 1999-09-30
FORCENERGY INC
filed 1999-11-15
CIK 946140

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       or

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

         As of November 1, 1999, there were 24,756,349 shares of the registrant's Common Stock, $.01 par value outstanding.

                                 FORCENERGY INC
                              DEBTOR-IN-POSSESSION
                                     INDEX


PART I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements (Unaudited)
           a)   Consolidated Balance Sheets - September 30, 1999 and
                December 31, 1998.............................................................        1
           b)   Consolidated Statements of Operations - Three months and nine
                months ended September 30, 1999 and 1998......................................        2
           c)   Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...................................................        3
           d)   Notes to Consolidated Financial Statements....................................        4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................        8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports of Form 8-K...................................................       16


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

PART 1.    FINANCIAL INFORMATION
           ITEM 1.      FINANCIAL STATEMENTS

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                          (IN THOUSANDS)
                                                                                ----------------------------------
                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                    1999                 1998
                                                                                -------------      ---------------
ASSETS:
CURRENT ASSETS:
     Cash................................................................       $      73,849      $         1,690
     Accounts receivable, net............................................              40,959               28,433
     Other current assets................................................              29,273               19,668
                                                                                -------------      ---------------
         Total current assets............................................             144,081               49,791
                                                                                -------------      ---------------
PROPERTY, PLANT AND EQUIPMENT, at cost (full cost
     method) net of accumulated depletion, depreciation
     and amortization....................................................             563,906              610,948
                                                                                -------------      ---------------
OTHER ASSETS.............................................................              11,934               17,729
                                                                                -------------      ---------------
                                                                                $     719,921      $       678,468
                                                                                =============      ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT:
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
     Accounts payable....................................................       $      12,339      $            --
     Accrued liabilities.................................................              34,735                   --
                                                                                -------------      ---------------
         Total current liabilities.......................................              47,074                   --
                                                                                -------------      ---------------

LIABILITIES SUBJECT TO COMPROMISE:
     Accounts payable....................................................              69,375               42,183
     Accrued liabilities.................................................              12,847               64,837
     Long-term debt......................................................             689,473              671,700
                                                                                -------------       --------------
         Total liabilities subject to compromise.........................             771,695              778,720
                                                                                -------------       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized; none issued or outstanding..........................       $          --       $           --
     Common stock, $.01 par value; 50,000,000 shares
         authorized; 24,756,346 and 24,747,445 issued
         and outstanding at September 30, 1999 and December 31, 1998,
         respectively....................................................                 248                  247
     Capital in excess of par value......................................             346,445              346,135
     Accumulated deficit.................................................            (445,541)            (446,634)
                                                                                -------------       --------------
         Total stockholders' deficit.....................................             (98,848)            (100,252)
                                                                                -------------       --------------
                                                                                $     719,921       $      678,468
                                                                                =============       ==============

The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     ---------------------------------------------------------
                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ---------------------------------------------------------
                                                         1999           1998           1999            1998
                                                     -----------     -----------    -----------    -----------
REVENUES:
     Oil and gas sales...........................    $    67,172     $    67,081    $   191,768    $   209,459
     Other.......................................            426             817            725          1,172
                                                     -----------     -----------    -----------    -----------
                                                          67,598          67,898        192,493        210,631
                                                     -----------     -----------    -----------    -----------

EXPENSES:
     Lease operating.............................         18,563          25,327         67,269         73,400
     Depletion, depreciation and amortization             26,993          37,327         90,661        110,928
     Production taxes............................          1,128           1,205          3,118          3,377
     General and administrative..................          3,364           3,853         10,177         12,973
     Reorganization expenses.....................          2,420              --          3,446             --
                                                     -----------     ------------   -----------    -----------
                                                          52,468          67,712        174,671        200,678
                                                     -----------     -----------    -----------    -----------

INCOME FROM OPERATIONS...........................         15,130             186         17,822          9,953
Interest and other income........................            875             255          8,100          1,042
Interest expense, net of amounts capitalized.....         (6,608)        (13,018)       (24,150)       (34,935)
                                                     -----------    -----------     -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES................          9,397         (12,577)         1,772        (23,940)
Income tax benefit/(provision)...................           (679)              0           (679)         4,153
                                                     -----------     -----------    -----------    -----------
NET INCOME (LOSS)................................    $     8,718     $   (12,577)   $     1,093    $   (19,787)
                                                     ============    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE:
     Basic.......................................    $       .35     $      (.51)   $       .04    $      (.79)
                                                     ===========     ===========    ===========    ===========
     Diluted.....................................    $       .35     $      (.51)   $       .04    $      (.79)
                                                     ===========     ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic.......................................         24,756          24,703         24,753         24,903
     Diluted.....................................         24,756          24,703         24,753         24,903


   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                           (IN THOUSANDS)
                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -----------------------------------
                                                                                     1999                1998
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...................................................      $         1,093    $       (19,787)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities before reorganization expenses:
     Depletion, depreciation and amortization.............................               91,716            112,421
     Deferred taxes.......................................................                  679             (4,153)
     Equity in net income of affiliate....................................                 (921)              (649)
     Reorganization expenses..............................................                3,446                 --
     (Increase) decrease in accounts receivable...........................              (12,526)            11,845
     (Increase) decrease in other current assets..........................               (9,605)             4,761
     Increase (decrease) in accounts payable and accrued liabilities
     (including accounts payable and accrued liabilities subject to
     compromise)..........................................................               21,894             (2,192)
                                                                                ---------------    ---------------
Net cash provided by operating activities before reorganization expenses..               95,776            102,246
     Reorganization expenses..............................................               (3,446)                --
                                                                                ---------------    ---------------
Net cash provided by operating activities after reorganization expenses...               92,330            102,246
                                                                                ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions.........................................................                 (794)           (53,868)
     Capital expenditures.................................................              (43,181)          (226,025)
     Proceeds from sale of assets.........................................                   60              1,246
     Decrease in other assets.............................................                5,661              2,453
     Dividends received from affiliate....................................                   --              1,380
                                                                                ---------------    ---------------
Net cash used in investing activities.....................................              (38,254)          (274,814)
                                                                                ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under senior credit facility..............................               26,473            314,300
     Repayments under senior credit facility..............................               (8,700)          (155,564)
     Issuance of common stock.............................................                  310                406
     Other................................................................                   --               (116)
                                                                                ---------------    ---------------
Net cash provided by financing activities.................................               18,083            159,026
                                                                                ---------------    ---------------

Net increase (decrease) in cash...........................................               72,159            (13,542)
Cash at beginning of period...............................................                1,690             16,048
                                                                                ---------------    ---------------
Cash at end of period.....................................................      $        73,849    $         2,506
                                                                                ===============    ===============

Supplemental disclosures of cash flow information:
     Cash paid for interest:.............................................       $        14,242    $        26,709
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

         On March 21, 1999 (the "Petition Date"), the Company and its wholly-owned subsidiary, Forcenergy Resources Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade and other obligations. The filing was made in the U.S. District Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). As a result of the bankruptcy filing, all of the Company's liabilities incurred prior to the Petition Date, including secured debt, are subject to compromise. The Company continues to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders.

         On August 23, 1999, the Company filed a proposed plan of reorganization ("the Plan") with the Bankruptcy Court. The Plan sets forth the means for satisfying claims, including liabilities subject to compromise and equity interests in the Company. The Plan as proposed will result in, among other things, substantial dilution to existing security holders as a result of the issuance of new equity securities to creditors. The consummation of any plan of reorganization will require approval of the Bankruptcy Court. The Plan was amended on October 1, 1999. In an October 22, 1999, adequacy hearing, the Bankruptcy Court approved the associated disclosure statement to the Plan and set a court date of December 13, 1999, for the confirmation hearing.

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

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon confirmation of a plan of reorganization, obtaining adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient enough to continue to explore for and develop oil and gas reserves.

         The Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves in the ordinary course of business. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity securities, private offerings of debt, borrowings under its senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas production. Greater than expected hydrocarbon production declines associated with the reduction in capital spending during the bankruptcy process, or an extended decline in oil and gas prices, could result in less than anticipated cash flow from operations in the current fiscal year and in later years which could have a material adverse effect on the Company.

         Management's plans are to continue to incur capital expenditures with the goal of increasing production and reserves. The Company has accumulated approximately $73.9 million in cash since the Petition Date and may utilize that cash, subject to restrictions and provisions of a court-approved cash collateral order, to fund its operations, including planned capital expenditures, during the pendency of the bankruptcy proceedings. The ability to incur capital expenditures, sell properties and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

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

         The proposed plan of reorganization provides for the cancellation of these options upon confirmation of the Plan by the Bankruptcy Court.

                                 FORCENERGY INC
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         The Company has historically entered into various financial instruments with off-balance-sheet risk, in the normal course of business, to reduce its exposure to changing commodity prices. The Company normally utilizes these arrangements for portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices for varying time periods. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. The Company had various instruments in place on the Petition Date, all of which were cancelled at the option of the counterparties subsequent to the Company's bankruptcy filing. The Company received $5.5 million (fair market value of the contracts at the time) in cash in April 1999, in final settlement of the contracts. The settlements were accrued in the quarter ended March 31, 1999, and are included in Interest and Other Income.

         The Company subsequently entered into several new financial hedging contracts ("SWAPS") with respect to its future oil and natural gas production. Under these agreements, monthly settlements are based on the differences between the prices specified in the instrument and/or the settlement price of certain oil and gas futures contracts quoted on the New York Mercantile Exchange ("NYMEX"). In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference and in instances where the applicable settlement price is higher than the specified prices, the Company pays an amount based on the difference. SWAP contracts in place at September 30, 1999 on future oil production were as follows:


                                                              Volume in           NYMEX Contract
                                                            Bbl's Per Day          Price Per Bbl
                                                            -------------         -------------
              October 1999 - December 1999(1)                    5,000               $18.09
              October 1999 - January 2000(1)                     3,000                21.27
              October 1999 - January 2000(2)                     1,000                22.19
              October 1999 - March 2000(1)                       2,000                21.85


         These contracts may be extended by the counterparty, for the periods below, by making a one-time election immediately prior to the expiration of the current contract periods.


         (1)  through June 2000
         (2)  through May 2000

         SWAP contracts in place at September 30, 1999 on future natural gas production were follows:

                                                              Volume in          Weighted Average
                                                                 Mcf              NYMEX Contract
                                                               Per Day             Price Per Mcf
                                                              ---------          ---------------
              October 1999                                      30,000                $2.77
              October 1999 - December 1999(1)                   10,000                 3.19
              November 1999                                     30,000                 2.90
              December 1999                                     40,000                 3.01
              January 2000                                      40,000                 3.04
              February 2000                                     40,000                 2.87

         (1) This contract is extendable at the option of the counterparty through March 2000.

         The counterparty for all of these natural gas hedge contracts has an one-time option to combine the above into a single extension for 50,000 Mcf per day at $2.80 per Mcf from March thru June 2000.

         At September 30, 1999, the Company had $7.5 million in collateral associated with the above contracts on deposit with the counterparty. This cash collateral is included in Other Current Assets. The instruments contain an element of credit risk and price risk. The Company attempts to minimize the extent of credit risk by limiting the counterparties to major banks or significant industry participants. All of these arrangements are entered into on a no-cost basis and are settled monthly. The Company accounts for the swap arrangements as hedging activities and, accordingly, gains or losses are included in oil and gas revenues for the period the production was hedged. The Company recorded hedging gains of $6.0 million and $9.6 million in the nine month periods ended September 30, 1999 and 1998, respectively, associated with contract's in place during those periods. The Company's future exposure under the hedging instruments in place at September 30, 1999 (i.e. estimated future loss assuming that NYMEX prices remain at current levels) is estimated to be approximately $4.7 million ($13.3 million assuming extension options are exercised by the counterparty).

         As an additional hedge on natural gas prices, the Company has also committed to fixed prices on approximately 58MMCF per day of its estimated fourth quarter 1999 natural gas production at an average price of $2.53 per Mcf and 26 MMCF per day of its estimated first quarter 2000 natural gas production at an average of $2.69 per Mcf under existing sales contracts with the Company's purchaser of physical production. The Company may enter into additional arrangements in the future as part of its strategy to reduce exposure to commodity price fluctuations.

         In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). The statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. Statement No. 133 will become effective with respect to the Company on January 1, 2001. The Company is currently evaluating the impact of the statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     ---------------------------------------------------------
                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ---------------------------    --------------------------
                                                         1999           1998           1999            1998
                                                     -----------     -----------    -----------    -----------
Production in thousands:
     Liquids (MBbls) (1).........................          1,888           2,039          5,995          6,414
     Natural Gas (MMcf)..........................         13,826          20,514         48,400         58,798
     Total (MBOE)................................          4,192           5,458         14,062         16,214

Average realized sales prices (2)
     Liquids (per Bbl) (1).......................    $     17.91     $     12.60    $     14.49    $     12.85
     Natural gas (per Mcf).......................           2.42            2.02           2.19           2.16

Expenses (per BOE):
     Lease operating.............................    $      4.43     $      4.64    $      4.78    $      4.53
     Depletion, depreciation and
      amortization...............................           6.45            6.84           6.45           6.84
     General and administrative, net(3)..........            .80             .71            .72            .80


-------
(1) Includes crude oil, condensate and natural gas liquids.
(2) Net of hedging results (but excluding contract cancellation settlements)
(3) Net of amounts capitalized, and exclusive of reorganization expenses.


COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         Operating Income and Net Income/Loss. The Company had operating income of $15.1 million for the three months ended September 30, 1999, compared to $186,000 for the same period during 1998. Net income for the three months ended September 30, 1999, was $8.7 million compared to a net loss of $12.6 million reported for the same period last year. Several factors contributed to the increase in operating income. Higher realized liquids and natural gas prices were the main contributor to the earnings improvement. Lower production volumes, and a lower DD&A rate, contributed to a lower 1999 depletion, depreciation and amortization expense and an increase in the profit margin. Operating income also improved because of lower lease operating expenses. 1999 operating income was adversely affected by $2.4 million in reorganization expenses incurred in association with the bankruptcy process. Net income increased due to the factors discussed above, higher interest income and lower interest expense. Each of these factors is discussed in more specific detail below.

         Production. Net liquids production was 1,888 thousand barrels ("MBbls") in the third quarter of 1999 and 2,039 MBbls in 1998, a 7% decrease. Net gas production decreased to 13,826 million cubic feet of natural gas ("MMcf") in the 1999 quarter, a 33% decrease from the 20,514 MMcf reported in the 1998 period. On an equivalent unit basis, liquids and gas production declined 23% to 4,192 thousand barrels of oil equivalent ("MBOE") in the third quarter of 1999, from 5,458 MBOE during the comparable 1998 period. Production of both liquids and natural gas declined as the Company significantly reduced its capital expenditure program beginning in the third quarter of 1998 because of a lack of available capital, thereby limiting the Company's ability to replace production and reserves. See "Liquidity and Capital Resources."

         Revenues. Revenues remained flat at $67.6 million for the 1999 third quarter compared to the $67.9 million reported for last year's third quarter as the benefits from higher realized prices (including effects of hedging) were offset by lower production volumes. Average net realized liquids prices increased to $17.91 per barrel ("Bbl") for the 1999 third quarter, a 42% increase over the $12.60 per Bbl received during the same period last year. Average net realized natural gas prices increased to $2.42 per thousand cubic feet of natural gas ("Mcf") for the three months ended September 30, 1999, a 20% increase over the $2.02 per Mcf reported for the 1998 period. Average prices received at the field level for the 1999 quarter were $18.91 per Bbl and $2.43 per Mcf for liquids and natural gas, respectively. After taking into account the effects of financial hedging instruments, specifically a $1.9 million decrease in liquids revenue and a $100,000 decrease in natural gas revenue, net realized prices decreased to $17.91 per Bbl and $2.42 per Mcf, respectively. Average prices received at the field level for the 1998 period were $11.51 per Bbl and $1.90 per Mcf for liquids and natural gas, respectively. After the effects of hedging instruments, specifically a $2.2 million increase in liquids revenue and a $2.4 million increase in natural gas revenue, net realized 1998 prices were adjusted to $12.60 per Bbl for liquids and $2.02 per Mcf for natural gas.

         Lease Operating Expenses. Lease operating expenses decreased 27% to $18.6 million for the three months ended September 30, 1999, compared to the $25.3 million reported for the same period last year. The decrease related primarily to a reduction in workover activities as the Company worked with its creditors and the Bankruptcy Court to get project approval under the cash collateral order. Though total lease operating expenses declined by $6.7 million, lease operating expenses on an equivalent unit of production basis decreased only slightly, from $4.64 to $4.43 per barrel of oil equivalent ("BOE"), because of the lower production volumes.

         Depletion, Depreciation and Amortization ("DD&A"). DD&A expense decreased 28% to $27.0 million for the 1999 third quarter, compared with $37.3 million reported for the same period in 1998. The decrease was due to previously discussed declines in production and the decrease in the DD&A rate from $6.84 per BOE in 1998 to $6.45 per BOE in 1999.

         General and Administrative Costs. General and administrative expenses, net of capitalized internal costs and overhead reimbursements, decreased 13% to $3.4 million for the three months ended September 30, 1999, compared to $3.9 million for the 1998 third quarter. The decrease in general and administrative expenses relates primarily to the closing of the Company's Houston office in the fourth quarter of 1998 and company-wide staff reductions in the first quarter of 1999. On a per BOE produced basis, general and administrative expenses increased to $.80 per BOE from $.71 per BOE reported in last years quarter because of the lower production volumes.

         Reorganization Expenses. The Company incurred $2.4 million in legal and financial advisory fees associated with bankruptcy proceedings during the third quarter of 1999.

         Interest Expenses. Interest and other income increased to $875,000 in the 1999 third quarter, from $255,000 in the same period last year. The increase related primarily to interest income earned on higher cash balances accumulated subsequent to the Petition Date.

         Interest Expense. Interest expense was $6.6 million for the quarter ended September 30, 1999, compared with $13.0 million for the 1998 quarter. Pursuant to the bankruptcy filing, the Company discontinued the accrual of interest on the senior subordinated note issues, a benefit which was partially offset by the increased interest expense associated with higher outstanding balances under the Company's senior credit facility.

         Income Tax Benefit. The Company recognized an income tax provision of $679,000 in the third quarter of 1999 based on year to date net income before tax of $1.8 million and an effective combined federal and state income tax rate of 38.3%. The Company did not recognize an income tax benefit on the third quarter 1998 net loss because the Company's overall tax position could not support the recordation of a deferred tax asset; therefore, recognition of deferred tax assets on accumulated losses was discontinued.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND
SEPTEMBER 30, 1998

         Operating Income and Net Income/Loss. Operating income increased 79% to $17.8 million for the nine months ended September 30, 1999, compared to $10.0 million for the same period during 1998. The net income for the nine months ended September 30, 1999, was $1.1 million compared to a loss of $19.8 million reported for the same period last year. Operating income increased primarily due to higher oil and gas prices, lower lease operating expenses and lower DD&A expenses. The positive impact of higher prices, lower lease operating expenses and lower DD&A was offset by lower oil and gas production and by reorganization expenses incurred in the bankruptcy process. The improvement from a net loss in 1998 to net income in 1999 was due to the above discussed factors plus increases in other income, and a decrease in interest expense. The individual factors mentioned above are discussed in more specific detail below.

         Production. Net liquids production decreased 7% to 5,995 MBbls in the first nine months of 1999 compared to 6,414 MBbls in the 1998 period. Net gas production was 48,400 MMcf in the first nine months of 1999 compared to 58,798 MMcf in the 1998 period, a decrease of 18%. On an equivalent unit basis, liquids and gas production decreased 13% to 14,062 MBOE in the first nine months of 1999 from 16,214 MBOE during the comparable 1998 period. Production of both liquids and natural gas declined between the periods because of the effects of the previously discussed reduction in the Company's capital expenditure program. See "Liquidity and Capital Resources."

         Revenues. Revenues were $192.5 million for the 1999 period compared to the $210.6 million reported for the first nine months of 1998, a 9% decrease attributable primarily to the decline in liquids and natural gas production volumes that were only partially offset by higher average realized prices. Average net realized liquids prices increased to $14.49 per Bbl for the first nine months of 1999, an increase of 13% compared to the $12.85 per Bbl received during the same period last year. Average net realized natural gas prices increased to $2.18 per Mcf for the nine months ended September 30, 1999, a 1% increase over the $2.16 per Mcf reported for the 1998 period.

         Average prices received at the field level for the first nine months of 1999 were $14.67 per Bbl and $2.05 per Mcf for liquids and natural gas, respectively. After taking into account financial hedging instruments, specifically a $419,000 decrease and a $6.1 million increase in liquids and natural gas revenue, respectively, net realized prices were $14.49 per Bbl and $2.18 per Mcf. Average prices received at the field level for the 1998 period were $12.15 per Bbl and $2.07 per Mcf for liquids and natural gas, respectively. After the effects of financial hedging instruments for 1998, specifically a $4.5 million increase in liquids revenue and a $5.1 million increase in natural gas revenue, net realized 1998 prices were adjusted to $12.85 per Bbl for liquids and $2.16 per Mcf for natural gas.

         Lease Operating Expenses. Lease operating expenses were $67.3 million for the nine months ended September 30, 1999, an 8% decrease compared to the $73.4 million reported for the same period last year. On an equivalent unit of production basis, lease operating expenses were $4.78 and $4.53 per barrel of oil equivalent for the 1999 and 1998 periods, respectively, a slight increase caused by the decline in production volumes.

         Depletion, Depreciation and Amortization. DD&A expense decreased 18% to $90.7 million for the first nine months of 1999, compared with $110.9 million reported for the same period in 1998. The decrease was primarily the result of the lower production volumes, and to a lesser extent, a reduction in the DD&A rate per unit of production to $6.45 per BOE, from $6.84 per BOE for the same period last year.

         General and Administrative Expenses. General and administrative expenses, net of capitalized internal costs and overhead reimbursements, decreased 22% to $10.2 million for the nine months ended September 30, 1999, compared to $13.0 million for the 1998 period. General and administrative expenses decreased primarily due to the closing of the Company's Houston office in late 1998 and a company-wide reduction in staffing in the first quarter of 1999. On a per BOE produced basis, general and administrative expenses decreased to $.72 per BOE for the first nine months of 1999 compared with the $.80 per BOE reported for the comparable 1998 period despite the decrease in production volumes.

         Reorganization Expenses. The Company incurred $3.4 million in legal and financial advisory fees associated with the bankruptcy proceedings.

         Interest and other Income. Interest and other income increased to $8.1 million in the first nine months of 1999, from $1.0 million in the same period last year. The increase is primarily due to the Company's receipt of the $5.5 million settlement on the cancellation of hedging contracts by the counterparties subsequent to the Company's filing of Chapter 11, and to a lesser degree, increased interest income accrued on higher cash balances.

         Interest Expense. Interest expense, net of amounts capitalized, decreased to $24.2 million for the nine months ended June 30, 1999 compared to $34.9 million for the 1998 period. The Company discontinued the accrual of interest on the senior subordinated note issues as of the Petition Date. This decrease in interest expense was partially offset by increased interest expense on higher average outstanding principal balances under the senior credit facility in 1999.

         Income Tax Provision/Benefit. The Company recorded a $679,000 tax provision in the third quarter of 1999 based on year to date 1999 income before tax of $1.8 million and on a combined federal and state income tax rate of 38.3%. The Company recognized an income tax benefit in the first six months of 1998; however, the Company's overall tax position could not support the recordation of a deferred tax asset thereafter and recognition of income tax benefits on accumulated losses was discontinued.

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

         The consummation of a plan of reorganization is the primary objective of the Company. The Company has distributed a disclosure statement which includes a proposed plan of reorganization. The plan of reorganization sets forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. The plan of reorganization as proposed will result in, among other things, material dilution of existing security holders as a result of the issuance of new equity securities to unsecured creditors. The consummation of a plan of reorganization will require the approval of the Bankruptcy Court.

         At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors or stockholders. There can be no assurance that the plan of reorganization submitted by the Company will be approved or that the Bankruptcy Court will permit the Company to continue to operate as a debtor-in-possession. As a result, there is substantial uncertainty about the Company's ability to continue as a going concern.

         In the ordinary course of business, the Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of debt and equity, borrowings under its senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas production. Lower hydrocarbon production associated with a reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations in the current fiscal year and in later years which could have a material adverse effect on the Company.

         Subsequent to the Petition Date, Forcenergy and Resources filed an Emergency Motion for Interim Order Authorizing Use of Cash Collateral (the
"Cash Collateral Motion"), pursuant to which Forcenergy and Resources sought the use of various purported secured parties' cash collateral in on-going operations. On March 22, 1999, the Bankruptcy Court signed a Preliminary Order Authorizing Use of Cash Collateral, thereby authorizing Forcenergy's and Resource's use of cash collateral in accordance with a budget attached thereto. Since the preliminary order, the Bankruptcy Court has conducted several hearings on Forcenergy's and Resource's continued use of cash collateral and on May 14, 1999, the Order Authorizing the Use of Cash Collateral ("Cash
Collateral Order") was signed and is the order under which the Company currently operates. To the extent that on-going expenses for post-petition goods and services (after March 21, 1999), are within the ordinary course of business, and are reflected on the court-approved budget, Forcenergy and Resources are permitted to make such expenditures without further Bankruptcy Court order. Any expenditure, however, that is outside the ordinary course of business, or that is not reflected on the budget or not otherwise authorized by the Cash Collateral Order, must be specifically authorized by the Bankruptcy Court. As of October 31, 1999, the Company had accumulated $73.9 million in cash since the Petition Date that can be used for operations pursuant to the terms of the Cash Collateral Order.

         Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, borrowings under its senior credit facility and other financings. The Company's primary sources of funds for each of the periods presented were as follows:


                                                                  NINE MONTHS ENDED SEPTEMBER
                                                                 ------------------------------
                                                                     1999              1998
                                                                 -----------        -----------
                                                                         (in thousands)
         Net cash provided by operating activities               $    92,330        $   102,246
         Borrowings under the Senior Credit Facility                  26,473            314,300
         Repayments under the Senior Credit Facility                  (8,700)          (155,564)

         Working capital, before accounts payable and accrued liabilities subject to compromise, was $97.0 million at September 30, 1999, compared to $49.8 million at December 31, 1998. The increase relates to several factors. Cash balances on hand increased from $1.7 million at December 31, 1998 to $73.9 million at September 30, 1999. The increase in cash results from the stay on payments on pre-petition invoices during the pendency of the bankruptcy proceedings and the reduction in capital expenditure activities pursuant to limitations imposed by the Bankruptcy Court. Accounts receivable balances have increased primarily due to higher revenues associated with higher liquids and gas prices and to the suspension of revenue payments to the Company by certain joint interest operators. Specifically, accrued revenue receivables have increased approximately $8.1 million, from $22.7 million at December 31, 1998, to $30.8 million at September 30, 1999. Receivables from joint partners have also increased approximately $4.6 million, from $7.3 million at December 31, 1998 to $11.9 million at September 30, 1999. Other Current Assets increased by approximately $10 million, $7.5 million of which was cash collateral deposited with the Company's commodity price hedging partner. These increases in post-petition working capital were partially offset by the incurrence of liabilities related to post-petition operating and capital expenditure activities.

         Cash flow from operations, before changes in working capital was $92.6 million for the nine months ended September 30, 1999, compared with $87.8 million in 1998.

         Capital expenditures were $44.0 million for the nine months ended September 30, 1999, compared with $279.9 million for the 1998 period. Prior to the Petition Date, capital expenditures were funded by the Company's existing senior credit facility and cash generated from operations, and since the Petition Date, by cash flow from operations. As a result, the Company's long-term debt (all classified as subject to compromise) increased from $671.7 million at the end of 1998 to $689.5 million at September 30, 1999. The Company was fully drawn under the senior credit facility on March 21, 1999. The use of cash to fund operating or capital expenditure activities is subject to approval by the Bankruptcy Court. The working capital and net cash balances available at September 30, 1999, may be used to cover some of the liabilities subject to compromise pursuant to a finally approved plan of reorganization. The Company's capital expenditures for 1999 will remain subject to the approval and supervision of the Bankruptcy Court and may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions and outlook, future acquisitions of properties, the availability of capital and the consent of the Company's creditors.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         In an effort to reduce exposure to changing commodity prices the Company has, in the normal course of business, entered into various financial instruments with off-balance-sheet risk. The Company normally utilizes these arrangements for portions of its current oil and gas production to achieve more predictable cash flows. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize. On March 21, 1999, the Company had various instruments in place, all of which were cancelled at the option of the counterparties subsequent to the Company's filing for reorganization under Chapter 11. The Company received $5.5 million (fair market value) in April 1999 in settlement of the contracts pursuant to the cancellations. The settlements were accrued in the quarter ended March 31, 1999, and are included in Interest and Other Income. Subsequently, the Company has entered into hedging contracts with respect to its future oil production as follows, all of which are SWAPs (see Note 4 to the financial statements):


                                                              Volume in           NYMEX Contract
                                                            Bbl's Per Day          Price Per Bbl
                                                            -------------         --------------
              October 1999 - December 1999(1)                    5,000                 $18.09
              October  1999 - January 2000(1)                    3,000                  21.27
              October 1999 - January 2000(2)                     1,000                  22.19
              October 1999 - March 2000(1)                       2,000                  21.85

         These contracts may be extended by the counterparty, for the periods below, by making a one-time election immediately prior to the expiration of the current contracts.


         (1)  through June 2000
         (2)  through May 2000

         SWAP contracts on future natural gas production is as follows:

                                                                               Swaps
                                                              -----------------------------------
                                                              Volume in          Weighted Average
                                                                 Mcf              NYMEX Contract
              Period                                           Per Day             Price Per Mcf
              ------                                          ---------          ----------------
              October 1999                                      30,000                 $2.77
              October 1999 - December 1999(1)                   10,000                  3.19
              November 1999                                     30,000                  2.90
              December 1999                                     40,000                  3.01
              January 2000                                      40,000                  3.04
              February 2000                                     40,000                  2.87

         (1) This contract is extendable at the option of the counterparty through March 2000.

         The counterparty for all of these natural gas hedge contracts has an one-time option to combine the above into a single extension for 50,000 Mcf per day at $2.80 per Mcf from March thru June 2000.

         At September 30, 1999, the Company had $7.5 million in cash collateral on deposit with the counterparty.

         The Company has also committed to fixed prices on an average of 57,837 Mcf per day of estimated fourth quarter 1999 natural gas production at an average price of $2.53 per Mcf and also on 26,077 Mcf per day of its estimated first quarter 2000 natural gas production at an average of $2.44 per Mcf under existing sales contracts with the regular purchasers of the Company's physical production.

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

         The assessment phase of the Project is complete as of September 30, 1999, however, the Company has had limited success in assessing the likelihood of year 2000 failure on the part of certain of the Company's purchasers of its oil and gas production and of certain service providers because of limited responses to the Company's inquires. The Company believes, however, that any equipment failure at the customer/vendor level can be overcome by a change in provider or by the implementation of manual procedures. This assessment phase included, among other procedures: the assessment of information technology applications and systems; the assessment of non-information technology exposures; the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand their Year 2000 readiness and its potential impact on Forcenergy; and, the formulation of contingency plans for mission-critical information technology systems. The remedial phase of the Project was approximately 90% complete as of September 30, 1999 (remaining 10% is not critical), subject to the results of third party inquiry assessments and is expected to be completed by year end. The testing phase of the Project is complete subject to the Company's assessment of customer and vendor inquiries.

         Although Forcenergy is making every effort to mitigate the risks associated with the Year 2000 problem, and currently believes that no internal material risk exists that has not been mitigated, there can be no assurance that the resulting contingency plans will have anticipated all Year 2000 scenarios. A failure to remedy a critical Year 2000 problem could result in information and non-information technology failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). The statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. Statement No. 133 will become effective with respect to the Company on January 1, 2001, The Company is currently evaluating the impact of the statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

         27       --        Financial Data Schedule

(b)    Reports on Form 8-K

                None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto, duly authorized, in the City of Miami, State of Florida, on the 12th day of November 1999.



                                   FORCENERGY INC



                                   By: /s/ E. Joseph Grady
                                       ----------------------------------------
                                       E. Joseph Grady
                                       Vice President - Chief Financial Officer