Form 10-Q
period 2000-03-31
FORCENERGY INC
filed 2000-05-15
CIK 946140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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


         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ].

         As of May 5, 2000, there were 24,000,000 shares of the registrant's Common Stock, $.01 par value outstanding.

                                 FORCENERGY INC
                                      INDEX

PART I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements (Unaudited)
          1) Consolidated Balance Sheets - March 31, 2000 and
                December 31, 1999.............................................................        1
          2) Consolidated Statements of Operations - Three months
                ended March 31, 2000 and 1999 ................................................        2
          3) Consolidated Statements of Cash Flows - Three months ended
                March 31, 2000 and 1999 ......................................................        3
          4) Notes to Consolidated Financial Statements.......................................        4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................       10

PART II.   OTHER INFORMATION

Item  2.   Changes in Securities and Use of Proceeds .........................................       16

Item 6.    Exhibits and Reports on Form 8-K...................................................       16


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

           READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. FORCENERGY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE FILING DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART I.    FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                 FORCENERGY INC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      SUCCESSOR COMPANY
                                                                                ----------------------------------
                                                                                  MARCH 31,          DECEMBER 31,
                                                                                    2000                 1999
                                                                                -------------      ---------------
ASSETS:
CURRENT ASSETS:
     Cash................................................................        $      2,442       $       96,506
     Accounts receivable, net............................................              37,333               41,332
     Other current assets................................................              32,990               18,862
                                                                                -------------      ---------------
         Total current assets............................................              72,765              156,700
                                                                                -------------      ---------------
PROPERTY, PLANT AND EQUIPMENT, at cost (full cost
     method) net of accumulated depletion, depreciation
     and amortization....................................................             527,278              512,000
                                                                                -------------      ---------------
OTHER ASSETS.............................................................               6,570                6,701
                                                                                -------------      ---------------
                                                                                $     606,613      $       675,401
                                                                                =============      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
     Accounts payable....................................................       $      27,586      $        58,917
     Accrued liabilities.................................................              37,533               62,011
     Current maturities of long-term debt ...............................               3,106                   --
                                                                                -------------      ---------------
         Total current liabilities ......................................              68,225              120,928
                                                                                -------------      ---------------
LONG-TERM DEBT...........................................................             238,149              314,473
                                                                                -------------       --------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, $.01 par value;
     10,000,000 shares authorized; 40,000 issued
     and outstanding at March 31, 2000...................................              29,201                   --
                                                                                -------------       --------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 100,000,000 shares
         authorized; 24,000,000 outstanding .............................                 240                  240
     Capital in excess of par value......................................             258,407              239,760
     Retained earnings...................................................              12,391                   --
                                                                                -------------       --------------
         Total stockholders' equity .....................................             271,038              240,000
                                                                                -------------       --------------
                                                                                $     606,613       $      675,401
                                                                                =============       ==============


   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     SUCCESSOR     |     PREDECESSOR
                                                                      COMPANY      |       COMPANY
                                                                ------------------ | -----------------
                                                                   THREE MONTHS    |   THREE MONTHS
                                                                       ENDED       |         ENDED
                                                                     MARCH 31,     |       MARCH 31,
                                                                       2000        |         1999
                                                                ------------------ | -----------------
                                                                                   |
REVENUES:                                                                          |
     Oil and gas sales....................................        $       76,770   |   $      59,480
     Other................................................                   196   |             258
                                                                  --------------   |   -------------
                                                                          76,966   |          59,738
                                                                  --------------   |   -------------
                                                                                   |
EXPENSES:                                                                          |
     Lease operating......................................                20,068   |          25,564
     Depletion, depreciation and amortization.............                27,627   |          32,474
     Production taxes.....................................                 1,735   |             845
     General and administrative...........................                 3,150   |           4,212
                                                                  --------------   |   -------------
                                                                          52,580   |          63,095
                                                                  --------------   |   -------------
                                                                                   |
INCOME (LOSS) FROM OPERATIONS.............................                24,386   |          (3,357)
Interest and other income.................................                 1,181   |           5,861
Interest expense, net of amounts capitalized..............                (5,320)  |         (12,755)
                                                                  --------------   |   -------------
INCOME (LOSS) BEFORE INCOME TAXES.........................                20,247   |         (10,251)
Income tax provision......................................                (7,685)  |              --
                                                                  --------------   |   -------------
NET INCOME (LOSS) ........................................                12,562   |         (10,251)
PREFERRED STOCK DIVIDEND .................................                  (171)  |              --
                                                                  --------------   |   -------------
NET INCOME (LOSS) AVAILABLE TO COMMON                                              |
     STOCKHOLDERS.........................................        $       12,391   |   $     (10,251)
                                                                  ==============   |   =============
                                                                                   |
NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)...........        $          .52   |   $        (.41)
                                                                                   |
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC                                         |
     AND DILUTED) ........................................                24,000   |          24,749



   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  SUCCESSOR      |    PREDECESSOR
                                                                                   COMPANY       |      COMPANY
                                                                                ---------------  |  ---------------
                                                                                  THREE MONTHS   |    THREE MONTHS
                                                                                      ENDED      |       ENDED
                                                                                    MARCH 31,    |     MARCH 31,
                                                                                      2000       |        1999
                                                                                ---------------  |  ---------------
                                                                                                 |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                            |
     Net income (loss)...................................................       $        12,562  |  $       (10,251)
     Adjustments to reconcile net income (loss) to net cash                                      |
         provided by operating activities:                                                       |
     Depletion, depreciation and amortization............................                27,627  |           32,807
     Deferred taxes......................................................                 7,685  |               --
     Equity in net income of affiliate...................................                  (203) |             (218)
     (Increase) decrease in accounts receivable..........................                 3,999  |           (4,612)
     Increase in other current assets....................................               (14,128) |           (2,609)
     Decrease in accounts payable and accrued liabilities................               (51,655) |           (5,928)
                                                                                ---------------  |  ---------------
Net cash (used in) provided by operating activities......................               (14,113) |            9,189
                                                                                ---------------  |  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                            |
     Acquisitions........................................................                  (258) |               --
     Capital expenditures................................................               (43,285) |          (15,203)
     Proceeds from sale of assets........................................                   638  |              918
     Change in other assets..............................................                 1,062  |              591
                                                                                ---------------  |  ---------------
Net cash used in investing activities....................................               (41,843) |          (13,694)
                                                                                ---------------  |  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                            |
     Borrowings under senior credit facility.............................                 6,600  |           26,473
     Repayments under senior credit facility.............................               (83,500) |           (8,700)
     Issuance of common stock............................................                    --  |              311
     Proceeds from issuance of preferred stock...........................                38,800  |               --
     Preferred dividends ................................................                    (8) |               --
                                                                                ---------------  |  ---------------
Net cash (used in) provided by financing activities......................               (38,108) |           18,084
                                                                                ---------------  |  ---------------
Net increase (decrease) in cash..........................................               (94,064) |           13,579
Cash at beginning of period..............................................                96,506  |            1,690
                                                                                ---------------  |  ---------------
Cash at end of period....................................................       $         2,442  |  $        15,269
                                                                                ===============  |  ===============


   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION


         Forcenergy Inc, a Delaware corporation ("Forcenergy" or the "Company"), and its subsidiaries is an independent oil and gas company engaged in the exploration, acquisition, development, exploitation and production of oil and natural gas properties. The Company's principal areas of operation are the Gulf of Mexico and the Cook Inlet, Alaska.

         Forcenergy and its wholly-owned subsidiary Forcenergy Resources Inc. ("Resources") emerged from bankruptcy on February 15, 2000 (See Note 2 for a more detailed discussion of the reorganized entity). The original voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code was filed on March 21, 1999 (the "Petition Date") in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade and other obligations. The filing was made in the U.S. District Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court"). While under Chapter 11, certain claims against the Company at the Petition Date were stayed while the Company continued its operations as a debtor-in-possession and worked to restructure its debt. On January 19, 2000, the Bankruptcy Court approved the Company's Plan of Reorganization (the "Plan"), which became effective on February 15, 2000 (the "Emergence Date").

         The interim consolidated financial statements of the Company included herein reflect accounting principles set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7"), which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code. In accordance with guidance provided by SOP 90-7, the consummation of the Plan (the "Reorganization") has been reflected as though effective on December 31, 1999 (the "Effective Date"). Under provisions of SOP 90-7 and fresh-start reporting (See Note 2), the December 31, 1999 Consolidated Balance Sheet is the opening balance sheet of the reorganized company (the "Successor Company"). The December 31, 1999 Consolidated Balance Sheet includes all adjustments necessary to reflect assets at fair market value as of the Effective Date and the Plan's treatment of creditor claims and previous equity interests.


         The unaudited interim consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. The interim consolidated financial statements included herein for the three months ended March 31, 1999 and those of the Company prior to the Reorganization (the "Predecessor Company") may not be comparable in certain respects to the consolidated financial statements of the Successor Company. Capitalized terms not defined herein have the meanings as defined in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - REORGANIZATION AND FRESH-START REPORTING


         In August 1999, the Company filed with the Bankruptcy Court a disclosure statement that included the proposed Plan. The Plan set forth the means for satisfying claims, including liabilities subject to compromise and equity interests in the Company. The disclosure statement was approved by the Bankruptcy Court on October 22, 1999, and the Plan was approved by the Bankruptcy Court on January 19, 2000.


         The Plan segregated pre-petition liabilities into various secured and unsecured classifications for treatment according to priority of claim and subject to elections available to certain classes of claims. Secured trade claimants included in accounts payable and accrued liabilities received or will receive either cash payments (of between 80-100% of their claim, depending on priority), or a three and one-half year trade note payable. Holders of unsecured claims received new common stock (the "New Common Stock") of Forcenergy Inc.


         On February 15, 2000, the Company issued 23,040,000 shares of New Common Stock in exchange for all of the outstanding 8.5% and 9.5% Senior Subordinated Notes, (collectively, the "Senior Subordinated Notes"), totaling $383.4 million including unpaid interest accrued through the Petition Date thereon of $8.4 million and in satisfaction of various other unsecured trade obligations amounting to approximately $30.0 million. The difference between the fair market value of the New Common Stock issued and the recorded amount of the unsecured claims, including deferred financing costs, resulted in a gain on discharge of indebtedness of $160 million included as an extraordinary item in the Statement of Operations for the year ended December 31, 1999. The unsecured claimants were also entitled to participate in the rights offering discussed below.

         Also, on February 15, 2000, the Company and its existing bank lending group entered into a new senior credit facility (the "New Senior Credit Facility") that replaced the Company's prior senior credit facility (the "Prior Facility") and satisfied all pre-petition claims thereunder. Pursuant to provisions of the Plan and the New Senior Credit Facility, the Company paid $66.9 million in cash to the bank group on the Effective Date, including a repayment of $40 million in principal outstanding under the Prior Facility, $24.3 million in accrued interest, and loan fees and administrative expenses incurred by the bank group of $2.6 million. The $2.6 million of administrative expenses and $20.9 million of the interest were accrued at December 31, 1999.

         In accordance with provisions of the Plan, all outstanding shares of the common stock of the Predecessor Company (the "Old Common Stock") were cancelled effective as of the Emergence Date and the holders of Old Common Stock as of the January 28, 2000 record date received, on a pro-rata basis (i.e., approximately one share of New Common Stock for each 25.849 shares of Old Common Stock held): (i) 960,000 shares of New Common Stock; (ii) associated warrants to purchase 240,000 shares of New Common Stock at $16.67 per share (expiring on February 15, 2004); and (iii) warrants to purchase 240,000 shares of New Common Stock at $20.83 per share (expiring on February 15, 2005). The cancellation of Old Common Stock and issuance of these equity instruments is reflected in the Successor Company's Consolidated Balance Sheet at December 31, 1999.


         The Plan provided for the payment of administrative costs incurred during the pendency of the bankruptcy proceedings (primarily legal and financial advisory fees). The Company paid $5.0 million in administrative expenses during 1999 and accrued another $11.2 million at December 31, 1999.


         The Plan also required the Company to raise $40 million in additional equity capital through a rights offering to unsecured claimants to purchase preferred stock units, each of which included one share of 14% Series A Cumulative Preferred Stock (the "Preferred Stock") and a warrant (the "Subscription Warrants") to purchase 45 shares of New Common Stock (collectively, the "Rights Offering"), for $1,000 per unit. On March 20, 2000 the Rights Offering was closed with the issuance of 40,000 shares of Preferred Stock and Subscription Warrants to purchase 1,800,000 shares of New Common Stock. The proceeds from the Rights Offering aggregated $40.0 million, $38.8 million net of offering costs of $1.2 million. The Company, allocated $29.0 million to Preferred Stock and $11.0 million to the Subscription Warrants (using the Black-Scholes valuation model), which is included in Capital in Excess of Par Value. The proceeds were used to pay down amounts outstanding under the New Senior Credit Facility. Dividends are payable quarterly, commencing March 31, 2000, and are payable in additional shares of Preferred Stock for the first four years thereafter. The Company paid $171,000 ($163,000 in additional Preferred Stock and $8,000 in cash in lieu of fractional shares) in the first quarter of 2000 due for the eleven days ended March 31, 2000 (see Note 6). The Preferred Stock is perpetual in nature, is non-convertible and is callable by the Company at any time for 100% of liquidation preferences plus accrued but unpaid dividends. Holders of each share of Preferred Stock are entitled to one vote in matters requiring shareholder approval and vote as one class with the common shareholders. The Preferred Stock is mandatorily redeemable by the Company, only upon certain types of changes in control at 101% of liquidation preference plus accrued and unpaid dividends. The Subscription Warrants entitle the holder to purchase shares of New Common Stock at an initial exercise price of $10.00 per share. The Subscription Warrants are detachable and expire on March 15, 2010, or upon notice of expiration by the Company after March 20, 2004 if the market price of the New Common Stock has exceeded the exercise price of the Subscription Warrants by 300% for a period of 30 consecutive trading days. If the Company fails to pay a dividend for any two consecutive quarters or any six quarters in the aggregate, the holder of the Preferred Stock voting as a single class shall be entitled to elect two members of the board of directors. The terms of the Preferred Stock include other events of default, representations and warranties and affirmative and negative covenants typical for instruments of this type.

         Pursuant to the guidance provided by SOP 90-7, as discussed earlier, the Company adopted the provisions of fresh-start reporting and the Reorganization effective as of December 31, 1999. Under fresh-start reporting, the overall fair market value of the Company ("Reorganization Value") was allocated to the Successor Company's net assets based on relative fair market value.

         The Reorganization Value of $678.3 million developed by the Company and the Company's independent financial advisors represents the fair market value of working capital and the Company's oil and gas reserves. That value, less the value of long-term secured obligations assumed, resulted in a stated equity value of $240 million. Working capital assets and liabilities of the Company reflected in the consolidated financial statements were stated at fair market value.

         The Reorganization Value was less than the recorded amount of net assets immediately prior to the Emergence Date by $56.0 million, the amount reflected as a revaluation charge in the Consolidated Statement of Operations for the year ended December 31, 1999.


NOTE 3 - LONG-TERM DEBT


NEW SENIOR CREDIT FACILITY

         Pursuant to the Reorganization, the Company and substantially the same bank lending group entered into the New Senior Credit Facility on February 15, 2000, replacing the Prior Facility (See Notes 1 and 2).

         The New Senior Credit Facility consists of a $250 million Revolving Credit Facility (the "Revolver") and a $70 million Term Loan (the "Term Loan").

         The amount that can be borrowed under the Revolver is subject to a borrowing base limitation, which has been established initially at $250 million through February 15, 2001. The Revolver provides for borrowings on a revolving basis through August 15, 2003 at which time all outstanding amounts under the Revolver become due and payable. Advances under the Revolver bear interest at prime plus 1.5% or LIBOR plus 2% per annum at the election of the Company. The weighted average interest rate under the Revolver was 8.2% at March 31, 2000. The agreement provides for a commitment fee on the unused portion of the Revolver at .50% due quarterly. The borrowing base is subject to semi-annual re-determination after the first re-determination on February 15, 2001.

         The terms of the Term Loan provide mandatory quarterly principal repayments of $2.5 million each commencing on March 31, 2001, with a $50 million lump sum repayment at maturity on August 15, 2003. Interest is payable monthly at the prime rate plus 3% or LIBOR plus 3.5%. The interest rate in effect under the Term Loan was 9.5% at March 31, 2000.


         At May 8, 2000 the Company had drawn down $172.4 million under the Revolver and an additional $5.4 million of availability was utilized for outstanding letters of credit issued under the Revolver, leaving $72.2 million available for general corporate purposes.


         The New Senior Credit Facility is secured by substantially all of the Company's oil and gas properties and contains events of default, representation and warranties and covenants typical for facilities of this type.

NOTE 4 - EARNINGS PER SHARE


         There are no reconciling items between basic and diluted earnings per share in either period presented.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         The Company has historically entered into various financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to changing commodity prices. The Company normally utilizes these arrangements for portions of its current oil and gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in oil and gas prices for varying time periods. The remaining portion of current production is not hedged so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production, should price increases materialize.

         The Company has entered into several financial hedging contracts ("SWAPS") with respect to its future oil and natural gas production. Under these agreements, monthly settlements are based on the differences between the prices specified in the instrument and/or the settlement price of certain oil and gas futures contracts quoted on the New York Mercantile Exchange ("NYMEX"). In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference and in instances where the applicable settlement price is higher than the specified prices, the Company pays an amount based on the difference. SWAP contracts in place at March 31, 2000 on future oil production were as follows:

                                                                               SWAPS
                                                             -----------------------------------
                                                              VOLUME IN           NYMEX CONTRACT
              PEROID                                         BBL'S PER DAY         PRICE PER BBL
              ------                                         -------------         -------------
              April 2000 - May 2000                              1,000                     21.40
              April 2000 - June 2000                             8,000                     19.28
              April 2000 - May 2000                              7,000                     28.58
              April 2000 - June 2000                             2,000                     21.00
              June 2000                                          6,000                     27.02
              July 2000 - December 2000                         12,000                     24.86


SWAP contracts in place at March 31, 2000 on future natural gas production were as follows:

                                                                               SWAPS
                                                              -----------------------------------
                                                              VOLUME IN          WEIGHTED AVERAGE
                                                                 MCF              NYNMEX CONTRACT
              PERIOD                                           PER DAY             PRICE PER MCF
              ------                                          ---------          ----------------
              April 2000 - June 2000                           110,000          $           2.63
              July 2000 - December 2000                        100,000                      2.76

         At March 31, 2000, the Company had $9.6 million in collateral on deposit with the counterparties associated with the above contracts. This cash collateral is included in other current assets. The Company may be required to increase the amount of the collateral deposit to the extent that the market price of oil and gas is higher than the contract price.


         The instruments contain an element of credit risk and price risk. The Company attempts to minimize the extent of credit risk by limiting the counterparties to major banks or significant industry participants. All of these arrangements are entered into on a no-cost basis and are settled monthly. The Company accounts for the swap arrangements as hedging activities and, accordingly, gains or losses are included in oil and gas revenues for the period the production was hedged. The Company recorded a hedging loss of $7.5 million and a hedging gain of $7.7 million in the three month periods ended March 31, 2000 and 1999, respectively, associated with contracts in place during those periods. The Company's future exposure under the hedging instruments in place at March 31, 2000 (i.e. estimated future loss assuming that NYMEX prices remain at current levels) is estimated to be approximately $20.8 million.

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


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest amounting to $27.3 million and $14.2 million in the quarters ended March 31, 2000 and 1999, respectively. The increase in interest paid over the previous years quarter relates to the implementation of the Plan, as $24.3 million was paid to the bank group which was accrued in periods prior to the Emergence Date.

         The Company paid an in-kind dividend to the holders of Preferred Stock amounting to $163,000 due for the eleven days ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations and should be read in conjunction with the financial statements of the Company appearing elsewhere in this report. For the period from March 21, 1999 to February 15, 2000 the Company operated as a debtor-in-possession. Effective December 31, 1999 the Company adopted fresh-start reporting; accordingly the results of operations for the first quarter of 1999 express those of the predecessor company (see Notes 1 and 2 to the interim consolidated financial statements included in this Form 10-Q). Management has attempted to indicate the major affects on comparability from adopting fresh-start reporting between the successor and predecessor companies in the following discussion and analysis of financial condition and results of operations for the first quarter of 2000.


RESULTS OF OPERATIONS


                                                                           (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                                                           ------------------------------------
                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                           ------------------------------------
                                                                                 2000      |         1999
                                                                           --------------- | ------------------
                                                                              SUCCESSOR    |     PREDECESSOR
                                                                           --------------- | ------------------
                                                                                           |
Production in thousands:                                                                   |
     Liquids (MBbls) (1)..........................................                 1,950   |       2,039
     Natural Gas (MMcf)...........................................                12,861   |      17,969
     Total (MBOE).................................................                 4,094   |       5,034
                                                                                           |
Average realized sales prices (2)                                                          |
     Liquids (per Bbl) (1)........................................            $    21.65   |   $   11.15
     Natural gas (per Mcf)........................................                  2.69   |        2.04
                                                                                           |
Expenses (per BOE):                                                                        |
                                                                                           |
     Lease operating..............................................            $     4.90   |   $    5.08
     Depletion, depreciation and                                                           |
      amortization................................................                  6.75   |        6.45
     General and administrative, net..............................                   .77   |         .84


-------
(1)      Includes crude oil, condensate and natural gas liquids.
(2)      Net of hedging results

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999


         OPERATING INCOME/LOSS AND NET INCOME/LOSS. The Company had operating income of $24.4 million for the three months ended March 31, 2000 compared to an operating loss of $3.4 million for the same period during 1999. Net income for the three months ended March 31, 2000 was $12.4 million compared to a net loss of $10.3 million reported for the same period last year. Several factors contributed to the increase in operating income. Higher realized liquids and natural gas prices, lower lease operating expenses and lower 1999 depletion, depreciation and amortization expense were the main contributors to the increase in the operating margin. Net income increased due to the factors discussed above and lower interest expense, partially offset by the income tax provision recorded in 2000 and by the $5.5 million in other income received by the Company in connection with the bankruptcy-related termination settlement of its hedging contracts outstanding on March 21, 1999.

         PRODUCTION. On an equivalent unit basis, liquids and gas production was 4,094 thousand barrels of oil equivalent (MBOE) in the first quarter of 2000 compared with 5,034 MBOE reported for the 1999 quarter. Net liquids production was 1,950 thousand barrels (MBbls) in the first quarter of 2000 and 2,039 MBbls in the first quarter of 1999. Net gas production was 12,861 million cubic feet of natural gas (MMcf) in the 2000 quarter compared with 17,969 MMcf reported for the 1999 quarter. Production of both liquids and natural gas declined as the Company significantly reduced its capital expenditure program during the reorganization, thereby limiting the Company's ability to maintain production rates through workovers, recompletions and new drilling. The reduction in capital spending continued until February 15, 2000, at which time the Company emerged from bankruptcy (see Notes 1 and 2 to the interim consolidated financial statements included in this Form 10-Q).

         REVENUES. Revenues were $77.0 million for the 2000 first quarter compared to the $59.7 million reported for the 1999 first quarter as the benefits realized from higher oil and natural gas prices (including effects of hedging) were only partially offset by the lower production volumes. Average net realized liquids prices increased to $21.65 per barrel (Bbl) for the 2000 first quarter, a 94% increase over the $11.15 per Bbl received during the same period in 1999. Average net realized natural gas prices increased to $2.65 per thousand cubic feet of natural gas (Mcf) for the three months ended March 31, 2000, a 32% increase from the $2.04 per Mcf reported for the comparable 1999 period. Average prices received at the field level for the 2000 first quarter were $26.10 per Bbl and $2.59 per Mcf for liquids and natural gas, respectively. The net effect of financial hedging instruments on first quarter 2000 revenue, and therefore, realized prices, was an $8.7 million decrease in liquids revenue and a $1.2 million increase in natural gas revenue. Average prices received at the field level for the comparable 1999 period were $10.43 per Bbl and $1.70 per Mcf for liquids and natural gas, respectively. The effects of hedging activities during the first quarter of 1999 were a $1.4 million increase in liquids revenue and a $6.3 million increase in natural gas revenue.

         LEASE OPERATING EXPENSES. Lease operating expenses decreased 21% to $20.1 million for the three months ended March 31, 2000 compared to the $25.6 million reported for the same period in 1999. The decrease related primarily to a reduction in workover costs and the development of operating efficiencies during the reorganization proceedings. Total lease operating expenses declined by $5.5 million and lease operating expenses on an equivalent unit of production basis decreased from $5.08 to $4.90 per barrel of oil equivalent (BOE) despite the lower production volumes.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense decreased 15% to $27.6 million for the 2000 first quarter, compared with $32.5 million reported for the same period in 1999. The decrease was due to previously discussed declines in production offset by an increase in the DD&A rate from $6.45 per BOE in 1999 to $6.75 per BOE in 2000.

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative expenses, net of capitalized internal costs and overhead reimbursements, decreased 25% to $3.2 million for the three months ended March 31, 2000, compared to $4.2 million for the 1999 first quarter. The decrease in general and administrative expenses relates primarily to the company-wide staff reductions in the first quarter of 1999. On a per BOE produced basis, and despite the lower volumes produced, general and administrative expenses decreased to $.77 per BOE from $.84 per BOE reported in last year's quarter.


         INTEREST AND OTHER INCOME. Interest and other income was $1.2 million in the first quarter of 2000, compared with $5.9 million in the 1999 period. The decrease related primarily to the Company's March 1999 $5.5 million settlement on the cancellation of hedging contracts by the counterparties subsequent to the Company's Chapter 11 bankruptcy filing (see Notes 1 and 2 to the interim consolidated financial statements included in this Form 10-Q).


         INTEREST EXPENSE. Interest expense was $5.3 million for the quarter ended March 31, 2000, compared with $12.8 million for the 1999 first quarter, a decrease primarily due to the reduction in long-term debt pursuant to the confirmation and execution of the Company's bankruptcy Plan of Reorganization (see Note 1, 2 and 3 to the interim consolidated financial statements included in this Form 10-Q).


         INCOME TAX BENEFIT. The Company recognized an income tax provision of

$7.7 million in the first quarter of 2000 based on an effective combined federal and state income tax rate of 38.0%. The Company did not record an income tax provision in the first quarter of 1999 due to accumulated losses.

LIQUIDITY AND CAPITAL RESOURCES


         The Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves in the ordinary course of business. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, asset sales and temporary borrowings under its senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas. Lower production associated with reductions in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations in the current fiscal year and in later years which could have a material adverse affect on the Company. Such a decline in prices or production could also adversely affect the amount that the Company could borrow under its senior credit facility. The availability of capital to the energy industry, in general, and from the public equity and debt markets, is also influenced by prevailing market sentiment that might be totally unrelated to the industry's current performance.

         On March 21, 1999, the Company and its wholly owned subsidiary, Forcenergy Resources Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade and other obligations. The filing was made in the U.S. District Court for the Eastern District of Louisiana in New Orleans. The Company continued to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders until February 15, 2000, at which time the Plan of Reorganization became effective (See Notes 1 and 2 to the consolidated financial statements included elsewhere in this Form 10-Q).

         In conjunction with the Reorganization, the Company replaced the Prior Facility with the New Senior Credit Facility. The New Senior Credit Facility consists of a $250 million Revolving Credit Facility and a $70 million Term Loan. The amount that can be borrowed under the Revolver is further subject to a borrowing base, which has been initially established at $250 million through February 15, 2001. The Revolver provides for borrowings on a revolving basis through August 15, 2003 at which time all outstanding amounts under the Revolver become due and payable. Advances under the Revolver bear interest at prime plus 1.5% or LIBOR plus 2% per annum at the election of the company. The agreement provides for a commitment fee on the unused portion of the Revolver at .50% due quarterly. The borrowing base is subject to semi-annual re-determination after the first re-determination on February 15, 2001. The terms of the Term Loan provide for mandatory quarterly principal repayments of $2.5 million each commencing on March 31, 2001, with a $50 million lump sum repayment at maturity on August 15, 2003. Interest is payable monthly at prime plus 3% or LIBOR plus 3.5%.

         On March 20, 2000 the Company received $40.0 million, $38.8 million net of offering costs, in proceeds from a preferred stock and warrants issuance (See
Note 2 to the interim consolidated financial statements included elsewhere in this Form 10-Q). The proceeds were used to pay down amounts drawn under the Revolver. At May 8, 2000, $172.4 million was drawn under the Revolver with $72.2 million available for use for general corporate purposes.

         Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, borrowings under its senior credit facility and other financings. The Company's primary sources of funds for each of the periods presented were as follows:


                                                                                   (IN THOUSANDS)
                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                         ---------------------------------
                                                                               2000      |      1999
                                                                         --------------- | ---------------
                                                                             SUCCESSOR   |   PREDECESSOR
                                                                         --------------- | ---------------
                                                                                         |
         Net cash (used in) provided by operating activities             $   (14,113)    | $      9,189
         Borrowings under the Senior Credit Facility                           6,600     |       26,473
         Repayments under the Senior Credit Facility                         (83,500)    |       (8,700)


         Working capital at March 31, 2000 was $4.5 million compared to $35.8 million at December 31, 1999. The reduction in working capital relates to several factors. Cash balances on hand decreased from $96.5 million at December 31, 1999, to $2.4 million at March 31, 2000. The decrease in cash relates principally to the implementation of the Plan and the associated cash distributions to the secured creditors. The decrease in cash-related working capital was partially offset by an increase in other current assets of approximately $14.1 million, primarily due to the posting of cash collateral deposits with the counterparties under the Company's commodity price hedging program and an increase in prepayments made for drilling activities.

         Cash flow, before cash payments to secured creditors and others associated with the implementation of the Plan amounting to $51.2 million, would have been $37.5 million in the first quarter of 2000 compared to $9.2 million in the 1999 period. Cash flow from operations, including the effects of the changes in current assets and liabilities, was $(14.1) million for the three months ended March 31, 2000, compared with $9.2 million for the similar period in 1999. The decrease in cash flow from operations relates primarily to $51.2 million in cash payments made to secured creditors and others in conjunction with the implementation of the Plan. This increase was primarily due to increased revenues associated with higher oil and gas prices and lower lease operating and general and administrative expenses.

         Capital expenditures were $43.5 million for the three months ended March 31, 2000, compared with $15.2 million for the comparable 1999 period. Capital expenditures were lower in the 1999 period due to the Company's lack of available capital preceding its March 21, 1999 Chapter 11 bankruptcy filing. Capital expenditures in the first quarter of 2000 were funded by cash flow from operations. The Company's capital expenditure program for the year 2000 is planned at approximately $142 million, all of which is expected to be funded by cash flow from operations.


         Management believes that cash flow from operations and the borrowing capacity available under the New Senior Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements in 2000. However, because future cash flows and the availability of financing are subject to a number of variables, such as oil and gas prices, production operations, drilling results and the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures and to fund future acquisitions. Additional debt and equity financings or an increase in the size of the Senior Credit Facility may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial conditions of the Company.

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

         The Company has entered into several financial hedging contracts ("SWAPS@) with respect to its future oil and natural gas production. Under these agreements, monthly settlements are based on the differences between the prices specified in the instrument and/or the settlement price of certain oil and gas futures contracts quoted on the New York Mercantile Exchange ("NYMEX"). In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference and in instances where the applicable settlement price is higher than the specified prices, the Company pays an amount based on the difference. SWAP contracts in place at March 31, 2000 on future oil production were as follows:

                                                                          SWAPS
                                                            ------------------------------------
                                                              VOLUME IN           NYMEX CONTRACT
              PERIOD                                        BBL'S PER DAY          PRICE PER BBL
              ------                                        -------------          -------------
              April 2000 - May 2000                              1,000             $       21.40
              April 2000 - June 2000                             8,000                     19.28
              April 2000 - May 2000                              7,000                     28.58
              April 2000 - June 2000                             2,000                     21.00
              June 2000                                          6,000                     27.02
              July 2000 - December 2000                         12,000                     24.86


SWAP contracts in place at March 31, 2000 on future natural gas production were as follows:

                                                                               SWAPS
                                                              ----------------------------------
                                                              VOLUME IN          WEIGHTED AVERAGE
                                                                 MCF              NYMEX CONTRACT
              PERIOD                                           PER DAY             PRICE PER MCF
              ------                                           -------             -------------
              April 2000 - June 2000                           110,000            $      2.63
              July 2000 - December 2000                        100,000                   2.76

         At March 31, 2000, the Company had $9.6 million in collateral on deposit with its counterparties associated with the above contracts. This cash collateral is included in other current assets. The instruments contain an element of credit risk and price risk. The Company attempts to minimize the extent of credit risk by limiting the counterparties to major banks or significant industry participants. All of these arrangements are entered into on a no-cost basis and are settled monthly. The Company accounts for the swap arrangements as hedging activities and, accordingly, gains or losses are included in oil and gas revenues for the period the production was hedged. The Company recorded a hedging loss of $7.5 million and a hedging gain of $7.7 million in the three month periods ended March 31, 2000 and 1999, respectively, associated with contracts in place during those periods. The Company's future exposure under the hedging instruments in place at March 31, 2000 (i.e. estimated future loss assuming that NYMEX prices remain at current levels) is estimated to be approximately $20.8 million.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company adopted a new Certificate of Incorporation and Bylaws effective February 15, 2000 in connection with the consummation of the Plan of Reorganization that was confirmed by the Bankruptcy Court on January 19, 2000. Material changes to the Certificate of Incorporation and Bylaws include:

         o increasing the authorized shares of Common Stock from 50 million to 100 million;

         o increasing the authorized number of shares of Preferred Stock from 5 million to 10 million;

         o permitting stockholders holding at least a majority of the shares of the Company entitled to vote to require the Company to call a special meeting; and

         o deleting provisions relating to approvals required for transactions with significant stockholders.

         Copies of the restated Certificate of Incorporation and Bylaws have been filed with the Commission on Form 8-K on January 26, 2000 and February 16, 2000, and are incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits


27.1     Financial Data Schedule


(b)      Reports on Form 8-K

         On January 26, 2000, the Company filed a Current Report on Form 8-K reporting that the Company's bankruptcy Plan of Reorganization was confirmed by the Bankruptcy Court on January 19, 2000.

         On February 16, 2000, the Company filed a Current Report on Form 8-K reporting that on February 15, 2000, the Company's bankruptcy Plan of Reorganization was consummated and became effective.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto, duly authorized, in the City of Miami, State of Florida, on the 12th day of May, 2000.


                                           FORCENERGY INC

                                           By:    /s/ E. JOSEPH GRADY
                                                 -----------------------------
                                                  E. Joseph Grady
                                                  Vice President - Chief
                                                  Financial Officer (Principal
                                                  Financial Officer and officer
                                                  duly authorized to sign on
                                                  behalf of the Registrant)