Form 10-Q
period 2000-06-30
FORCENERGY INC
filed 2000-08-11
CIK 946140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________to ____________

                        Commission File Number : 0-26444

                                 FORCENERGY INC
             (Exact name of registrant as specified in its charter)

                     Delaware                               65-0429338
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)

                    3838 North Causeway Boulevard, Suite 2300
                               Metairie, Louisiana
                                      70002
                    (Address of principal executive offices)
                                   (Zip Code)

       Registrant's telephone number, including area code: (504) 838-7022

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ].

         As of July 31 , 2000, there were 24,048,672 shares of the registrant's Common Stock, $.01 par value, outstanding.

                                 FORCENERGY INC
                                      INDEX

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements (Unaudited)
          1)      Consolidated Balance Sheets - June 30, 2000 and December 31,
                  1999..................................................................               1
          2)      Consolidated Statements of Operations - Three months and six
                  months ended June 30, 2000 and 1999...................................               2
          3)      Consolidated Statements of Cash Flows - Six months ended June
                  30, 2000 and 1999.....................................................               3
          4)      Notes to Consolidated Financial Statements............................               4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................               9

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders...........................              15

Item 6.   Exhibits and Reports on Form 8-K..............................................              15

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

PART I.    FINANCIAL INFORMATION

           ITEM 1.      FINANCIAL STATEMENTS

                                 FORCENERGY INC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             JUNE 30,   DECEMBER 31,
                                                                                               2000         1999
                                                                                             ---------    ---------
ASSETS:

CURRENT ASSETS:
     Cash ................................................................................   $   2,887    $  96,506
     Accounts receivable, net ............................................................      37,255       41,332
     Other current assets ................................................................      25,662       18,862
                                                                                             ---------    ---------
         Total current assets ............................................................      65,804      156,700
                                                                                             ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, at cost (full cost
     method) net of accumulated depletion, depreciation
     and amortization ....................................................................     544,818      512,000
                                                                                             ---------    ---------
OTHER ASSETS .............................................................................       9,454        6,701
                                                                                             ---------    ---------
                                                                                             $ 620,076    $ 675,401
                                                                                             =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
     Accounts payable ....................................................................   $  17,101    $  58,917
     Accrued liabilities .................................................................      42,357       62,011
     Current maturities of long-term debt ................................................       5,000           --
                                                                                             ---------    ---------
         Total current liabilities .......................................................      64,458      120,928
                                                                                             ---------    ---------

LONG-TERM DEBT ...........................................................................     234,696      314,473
                                                                                             ---------    ---------

COMMITMENTS AND CONTINGENCIES

14% SERIES A REDEEMABLE CUMULATIVE PREFERRED STOCK,
     $.01 par value; 41,551 shares issued
     and outstanding at June 30, 2000 ....................................................      30,589           --
                                                                                             ---------    ---------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 100,000,000 shares
         authorized; 24,022,610 outstanding ..............................................         240          240
     Capital in excess of par value ......................................................     268,558      239,760
     Retained earnings ...................................................................      22,548           --
     Unearned stock compensation .........................................................      (1,013)          --
                                                                                             ---------    ---------
         Total stockholders' equity ......................................................     290,333      240,000
                                                                                             ---------    ---------
                                                                                             $ 620,076    $ 675,401
                                                                                             =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   SUCCESSOR        PREDECESSOR        SUCCESSOR        PREDECESSOR
                                                                    COMPANY           COMPANY           COMPANY           COMPANY
                                                                    -------           -------           -------           -------
                                                                  THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                                      ENDED             ENDED             ENDED             ENDED
                                                                     JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                                       2000              1999              2000              1999
                                                                    ---------         ---------         ---------         ---------
REVENUES:
Oil and gas sales ..........................................        $  76,916         $  65,116         $ 153,686         $ 124,596
Other ......................................................              220                41               416               299
                                                                    ---------         ---------         ---------         ---------
                                                                       77,136            65,157           154,102           124,895
                                                                    ---------         ---------         ---------         ---------

EXPENSES:
Lease operating ............................................           19,254            23,142            39,322            48,706
Depletion, depreciation and amortization ...................           27,528            31,194            55,155            63,668
Production taxes ...........................................            1,515             1,145             3,250             1,990
General and administrative .................................            6,812             3,628             9,962             7,839
                                                                    ---------         ---------         ---------         ---------
                                                                       55,109            59,109           107,689           122,203
                                                                    ---------         ---------         ---------         ---------

INCOME FROM OPERATIONS .....................................           22,027             6,048            46,413             2,692
Interest and other income ..................................              887             1,364             2,068             7,225
Interest expense, net of amounts capitalized ...............           (4,404)           (4,786)           (9,724)          (17,542)
                                                                    ---------         ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES ..........................           18,510             2,626            38,757            (7,625)
Income tax provision .......................................           (6,953)               --           (14,638)               --
                                                                    ---------         ---------         ---------         ---------
NET INCOME (LOSS) ..........................................           11,557             2,626            24,119            (7,625)
PREFERRED STOCK DIVIDEND ...................................           (1,400)               --            (1,571)               --
                                                                    ---------         ---------         ---------         ---------
NET INCOME (LOSS) AVAILABLE TO COMMON
     STOCKHOLDERS ..........................................        $  10,157         $   2,626         $  22,548         $  (7,625)
                                                                    =========         =========         =========         =========

NET INCOME (LOSS) PER SHARE:
     Basic .................................................        $     .42         $     .11         $     .94         $    (.31)
     Diluted ...............................................        $     .40         $     .11         $     .91         $    (.31)

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic .................................................           24,000            24,755            24,000            24,752
     Diluted ...............................................           25,430            24,755            24,715            24,752


   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       SUCCESSOR   PREDECESSOR
                                                                        COMPANY      COMPANY
                                                                       ---------    ---------
                                                                       SIX MONTHS   SIX MONTHS
                                                                         ENDED        ENDED
                                                                        JUNE 30,     JUNE 30,
                                                                          2000         1999
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .............................................   $  24,119    $  (7,625)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
     Depletion, depreciation and amortization ......................      55,155       64,362
     Deferred taxes ................................................      14,638           --
     Equity in net income of affiliate .............................        (637)        (845)
     Stock compensation ............................................       2,000           --
     Decrease (increase) in accounts receivable ....................       4,177      (13,311)
     Increase in other current assets ..............................      (7,204)        (239)
     (Decrease) increase in accounts payable and accrued liabilities     (57,302)      11,503
                                                                       ---------    ---------
Net cash provided by operating activities ..........................      34,946       53,845
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions ..................................................        (957)        (276)
     Capital expenditures ..........................................     (87,967)     (25,195)
     Proceeds from sale of assets ..................................         951           --
     Change in other assets ........................................      (1,089)       5,464
                                                                       ---------    ---------
Net cash used in investing activities ..............................     (89,062)     (20,007)
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under senior credit facility .......................      70,057       26,473
     Repayments under senior credit facility .......................    (148,530)      (8,700)
     Issuance of common stock ......................................         190          312
     Net proceeds from issuance of preferred stock .................      38,800           --
     Preferred dividends ...........................................         (20)          --
                                                                       ---------    ---------
Net cash (used in) provided by financing activities ................     (39,503)      18,085
                                                                       ---------    ---------

Net increase (decrease) in cash ....................................     (93,619)      51,923
Cash at beginning of period ........................................      96,506        1,690
                                                                       ---------    ---------
Cash at end of period ..............................................   $   2,887    $  53,613
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

         Forcenergy and its wholly owned subsidiary Forcenergy Resources Inc. ("Resources") emerged from bankruptcy on February 15, 2000 (see Note 3 for a more detailed discussion of the reorganized entity). The original voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code was filed on March 21, 1999 (the "Petition Date") in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade and other obligations. While under Chapter 11, certain claims against the Company as of the Petition Date were stayed while the Company continued its operations as a debtor-in-possession and worked to restructure its debt. On January 19, 2000, the Bankruptcy Court approved the Company's Plan of Reorganization (the "Plan"), which became effective on February 15, 2000 (the "Emergence Date").

         The unaudited interim consolidated financial statements of the Company included herein reflect accounting principles set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7"), which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code. In accordance with guidance provided by SOP 90-7, the consummation of the Plan (the "Reorganization") has been reflected as though effective on December 31, 1999 (the "Effective Date"). Under provisions of SOP 90-7 and fresh-start reporting (see Note 3), the December 31, 1999 Consolidated Balance Sheet is the opening balance sheet of the reorganized company (the "Successor Company"). The December 31, 1999 Consolidated Balance Sheet includes all adjustments necessary to reflect assets at fair market value as of the Effective Date and the Plan's treatment of creditor claims and previous equity interests.

         The unaudited interim consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. The unaudited interim consolidated financial statements included herein for the three and six months ended June 30, 1999 and those of the Company prior to the Reorganization (the "Predecessor Company") may not be comparable in certain respects to the consolidated financial statements of the Successor Company. Capitalized terms not defined herein have the meanings as defined in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - PROPOSED MERGER

         On July 10, 2000 the board of directors of Forcenergy approved a plan of merger with Forest Oil Corporation ("Forest") (NYSE:FST). The plan of merger provides that Forest will issue 1.6 common shares for each Forcenergy common share outstanding and 68.6141 common shares for each Forcenergy share of preferred stock outstanding. The merger is subject to shareholder approval for both companies and is expected to be treated as a tax-free reorganization and accounted for as a pooling of interests.

NOTE 3 - REORGANIZATION AND FRESH-START REPORTING

         In August 1999, the Company filed with the bankruptcy court a disclosure statement that included the proposed Plan. The disclosure statement was approved by the bankruptcy court on October 22, 1999, the Plan was approved by the bankruptcy court on January 19, 2000 and the Company emerged from bankruptcy on February 15, 2000.

         On February 15, 2000, the Company issued 23,040,000 shares of New Common Stock in exchange for all of the outstanding 8.5% and 9.5% Senior Subordinated Notes, (collectively, the "Senior Subordinated Notes"), and in satisfaction of various other unsecured trade obligations. The unsecured claimants were also entitled to participate in the rights offering discussed below.

         Also, on February 15, 2000, the Company and its existing bank lending group entered into a new senior credit facility (the "New Senior Credit Facility") that replaced the Company's prior senior credit facility (the "Prior Facility") and satisfied all pre-petition claims thereunder (see Note 4). Pursuant to provisions of the Plan and the New Senior Credit Facility, the Company paid $66.9 million in cash to the bank group on the Effective Date, which included a repayment of $40 million in principal outstanding under the Prior Facility and $24.3 million in accrued interest.

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

         The Plan also required the Company to raise $40 million in additional equity capital through a rights offering to unsecured claimants to purchase preferred stock units, each of which included one share of 14% Series A Cumulative Preferred Stock (the "Preferred Stock") and warrants ("Subscription Warrants") to purchase 45 shares of New Common Stock (collectively, the "Rights Offering"), for $1,000 per unit. On March 20, 2000 the Rights Offering was closed with the issuance of 40,000 shares of Preferred Stock and Subscription Warrants to purchase 1,800,000 shares of New Common Stock. The proceeds from the Rights Offering aggregated $40.0 million, $38.8 million net of offering costs of $1.2 million. The Company allocated $29.0 million to Preferred Stock and $11.0 million to the Subscription Warrants (using the Black Scholes valuation model), which is included in capital in excess of par value. The proceeds were used to pay down amounts outstanding under the New Senior Credit Facility.

         For more detailed discussion of the reorganization and fresh-start reporting refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 4 - LONG-TERM DEBT

NEW SENIOR CREDIT FACILITY

         Pursuant to the Reorganization, the Company and substantially the same bank lending group entered into the New Senior Credit Facility on February 15, 2000 (see Notes 1 and 3).

         The New Senior Credit Facility consists of a $250 million Revolving Credit Facility (the "Revolver") and a $70 million Term Loan (the "Term Loan").

         The amount that can be borrowed under the Revolver is subject to a borrowing base limitation, which has been established initially at $250 million through February 15, 2001. The Revolver provides for borrowings on a revolving basis through August 15, 2003, at which time all outstanding amounts under the Revolver become due and payable. Advances under the Revolver bear interest at prime plus 1.5% or LIBOR plus 2% per annum at the election of the Company. The weighted-average interest rate under the Revolver was 8.7% at June 30, 2000. The agreement provides for a commitment fee on the unused portion of the Revolver at
 .50% due quarterly. The borrowing base is subject to semi-annual redetermination after the first redetermination on February 15, 2001.

         The terms of the Term Loan provide mandatory quarterly principal repayments of $2.5 million each commencing on March 31, 2001, with a $50 million lump sum repayment at maturity on August 15, 2003. Interest is payable monthly at the prime rate plus 3% or LIBOR plus 3.5%. The interest rate in effect under the Term Loan was 10.2% at June 30, 2000.

         At July 31, 2000 the Company had drawn down $167.1 million under the Revolver and an additional $5.4 million of availability was utilized for outstanding letters of credit issued under the Revolver, leaving $77.5 million available for general corporate purposes.

         The New Senior Credit Facility is secured by substantially all of the Company's oil and gas properties and contains events of default, representations and warranties and covenants typical for facilities of this type.

NOTE 5 - EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                                       SUCCESSOR COMPANY                  PREDECESSOR COMPANY
                                                               -------------------------------   ----------------------------------
                                                                      THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                                         JUNE 30, 2000                       JUNE 30, 1999
                                                               -------------------------------   ----------------------------------
                                                                                          PER                                   PER
                                                               INCOME        SHARES      SHARE        INCOME       SHARES      SHARE
                                                               -------       ------      -----        ------       ------      -----
BASIC EPS:

   Income available
     to common stockholders ............................       $10,157       24,000       $.42        $2,626       24,755       $.11

EFFECT OF DILUTIVE SECURITIES:
   Options and warrants ................................            --        1,430       (.02)           --           --         --
                                                               -------       ------       ----        ------       ------       ----
DILUTED EPS:
   Income available to
     common stockholders
     and assumed exercises .............................       $10,157       25,430       $.40        $2,626       24,755       $.11
                                                               =======       ======       ====        ======       ======       ====

                                                        SUCCESSOR COMPANY                         PREDECESSOR COMPANY
                                                ---------------------------------         ----------------------------------
                                                         SIX MONTHS ENDED                           SIX MONTHS ENDED
                                                          JUNE 30,  2000                             JUNE 30,  1999
                                                ---------------------------------         ----------------------------------
                                                                             PER                                        PER
                                                INCOME         SHARES       SHARE         INCOME          SHARES       SHARE
                                                ------         ------       -----         ------          ------       -----
BASIC EPS:
   Income (loss) available
     to common stockholders ................    $22,548        24,000        $.94         $(7,625)        24,752        $(.31)

EFFECT OF DILUTIVE SECURITIES:
   Options and warrants ....................         --           715        (.03)             --             --          --
                                                -------        ------        ----         -------         ------        ----

DILUTED EPS:
   Income (loss) available to
     Common stockholders
     And assumed exercises .................    $22,548        24,715        $.91         $(7,625)        24,752        $(.31)
                                                =======        ======        ====         =======         ======        ====


NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

         The Company has entered into several financial hedging contracts ("SWAPS") with respect to its future oil and natural gas production. Under these agreements, monthly settlements are based on the differences between the prices specified in the instrument and/or the settlement price of certain oil and gas futures contracts quoted on the New York Mercantile Exchange ("NYMEX"). In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference and in instances where the applicable settlement price is higher than the specified prices, the Company pays an amount based on the difference. Forcenergy has hedged approximately 372,000 barrels ("Bbls") per month of its estimated oil production through December 31, 2000 at a weighted average price of $24.86 per Bbl. The Company has also hedged approximately 3,100 million cubic feet of natural gas ("MMcf") per month of its estimated natural gas production through December 31, 2000 at a weighted average price of $2.76 per thousand cubic feet of natural gas ("Mcf").

         At July 31, 2000, the Company had $4.0 million in collateral on deposit with the counterparties associated with the above contracts. The Company may be required to increase the amount of the collateral deposit to the extent that the market price of oil and gas is higher than the contract price.

         The instruments contain an element of credit risk and price risk. The Company attempts to minimize the extent of credit risk by limiting the counterparties to major banks or significant industry participants. All of these arrangements are entered into on a no-cost basis and are settled monthly. The Company accounts for the swap arrangements as hedging activities and, accordingly, gains or losses are included in oil and gas revenues for the period the production was hedged. The Company recorded a $16.6 million reduction in revenues associated with hedging contracts in place during the quarter ended June 30, 2000. The Company had no hedging contracts in place during the quarter ended June 30, 1999. The Company recorded a $24.1 million reduction in revenues for the six months ended June 30, 2000 and a $7.7 million increase in revenues for the six months ended June 30, 1999 associated with its hedging activities. The Company's future exposure under the hedging instruments in place at June 30, 2000 and extending through December 31, 2000 is estimated to be approximately $39.3 million based on average NYMEX strip prices for oil and gas of $29.40 per Bbl and $4.35 per Mcf.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest of $32.8 million and $14.2 million in the six month periods ending June 30, 2000 and 1999, respectively. The increase in interest paid over the previous year's period relates to the implementation of the Plan, as $24.3 million of interest accrued during the reorganization process was paid to the bank group on the Emergence Date.

         The Company paid non-cash dividends to the holders of Preferred Stock, in the form of additional Preferred Stock, with a stated value of $1,551,000 during the first six months of 2000.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). The statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. Statement No. 133 will become effective with respect to the Company on January 1, 2001. The Company is currently evaluating the impact of the statement.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 "Revenue Recognition" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 is applicable beginning with the Company's fourth quarter of 2000. Based on the Company's current analysis, SAB 101 will not have an impact on the financial results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations and should be read in conjunction with the financial statements of the Company appearing elsewhere in this report. For the period from March 21, 1999 to February 15, 2000 the Company operated as a debtor-in-possession. Effective December 31, 1999 the Company adopted fresh-start reporting; accordingly the results of operations for the three and six months ended June 30, 1999 express those results of the predecessor company (see Notes 1 and 3 to the interim consolidated financial statements included in this Form 10-Q) while the results presented for periods in 2000 represent those of the successor company. Management has attempted to indicate the major affects on comparability from adopting fresh-start reporting between the successor and predecessor in the following discussion and analysis of financial condition and results of operations for the three and six months ended June 30, 2000.

RESULTS OF OPERATIONS

                                                                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                                               ----------------------------------------------------
                                                                    THREE MONTHS                   SIX MONTHS
                                                                        ENDED                         ENDED
                                                               -------------------------      ----------------------
                                                                 2000            1999           2000         1999
                                                                 ----            ----           ----         ----
                                                               SUCCESSOR     PREDECESSOR      SUCCESSOR  PREDECESSOR
                                                                COMPANY         COMPANY        COMPANY    COMPANY
                                                               ---------     -----------      ---------  -----------
Production in thousands:
Liquids (MBbls) (1).......................................       1,762          2,067           3,710        4,106
Natural Gas (MMcf)........................................      13,900         16,604          26,761       34,573
Total (MBOE)..............................................       4,079          4,834           8,170        9,868

Average realized sales prices (2)
Liquids (per Bbl) (1).....................................    $  21.16       $  14.45        $  21.43     $  12.82
Natural gas (per Mcf).....................................        2.85           2.12            2.77         2.08

Expenses (per BOE):
Lease operating...........................................    $   4.72       $   4.79        $   4.81     $   4.94
Depletion, depreciation and
 amortization.............................................        6.75           6.45            6.75         6.45
General and administrative, net...........................        1.67            .75            1.22          .79


-------
(1)      Includes crude oil, condensate and natural gas liquids.
(2)      Net of hedging results

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2000, AND JUNE 30, 1999

         NET INCOME/LOSS. Net income for the quarter ended June 30, 2000 was $10.2 million compared $2.6 million reported for the same period last year. Several factors contributed to the increase in earnings. Higher realized liquids and natural gas prices, lower depletion, depreciation and amortization expense and lower lease operating expenses were the main contributors to the increase in the quarterly results.

         PRODUCTION. On an equivalent unit basis, liquids and natural gas production was 4,079 thousand barrels of oil equivalent ("MBOE") in the second quarter of 2000 compared with 4,834 MBOE reported for the 1999 quarter. Net liquids production was 1,762 thousand barrels ("MBbls") in the second quarter of 2000 and 2,067 MBbls in the second quarter of 1999. Net gas production was 13,900 MMcf in the 2000 quarter compared to 16,604 MMcf reported for the 1999 quarter. Production of both liquids and natural gas declined as the Company significantly reduced its capital expenditure program during the reorganization, thereby limiting the Company's ability to maintain production rates with workovers, recompletions and new drilling. The reduction in capital spending continued until February 15, 2000, at which time the Company emerged from bankruptcy (see Notes 1 and 3 to the interim consolidated financial statements included in this Form 10-Q).

         REVENUES. Revenues were $77.1 million for the 2000 second quarter compared to $65.2 million reported for the 1999 second quarter, as the benefits realized from higher oil and natural gas prices (including effects of hedging) more than offset the natural decline in production volumes. Average net realized liquids prices increased to $21.16 per Bbl for the 2000 second quarter, a 46% increase over the $14.45 per Bbl received during the same period in 1999. Average net realized natural gas prices increased to $2.85 per Mcf for the three months ended June 30, 2000, a 34% increase from the $2.12 per Mcf reported for the comparable 1999 period. Average prices received at the field level for the 2000 second quarter were $26.12 per Bbl and $3.42 per Mcf for liquids and natural gas, respectively. The net effect of financial hedging instruments on second quarter 2000 revenue, and therefore, realized prices, was an $8.7 million decrease in liquids revenue and a $7.9 million decrease in natural gas revenue. Average prices received at the field level for the comparable 1999 period were $14.45 per Bbl and $2.12 per Mcf for liquids and natural gas, respectively. The Company had no hedging contracts in place during the quarter ended June 30, 1999 (see Note 6 to the interim consolidated financial statements included in this Form 10-Q).

         LEASE OPERATING EXPENSES. Lease operating expenses decreased 17% to $19.3 million for the three months ended June 30, 2000 compared to the $23.1 million reported for the same period in 1999. The decrease related primarily to the development of operating efficiencies during the reorganization proceedings. Lease operating expenses on an equivalent unit of production basis also decreased from $4.79 to $4.72 per barrel of oil equivalent ("BOE"), despite the lower production volumes.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense decreased 12% to $27.5 million for the 2000 second quarter, compared with $31.2 million reported for the same period in 1999. The decrease was due to previously discussed declines in production, partially offset by an increase in the DD&A rate from $6.45 per BOE in 1999 to $6.75 per BOE in 2000.

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative expenses, net of capitalized internal costs and overhead reimbursements was $6.8 million for the three months ended June 30, 2000, compared to $3.6 million for the comparable 1999 period. The increase in general and administrative expenses relates primarily to reorganization-related severance costs paid or accrued in the second quarter of 2000, offsetting savings from company-wide staff reductions implemented in the first quarter of 1999. On a per BOE produced basis, general and administrative expenses increased to $1.67 per BOE from $.75 per BOE reported in last year's quarter because of the severance costs. Exclusive of the severance costs, general and administrative costs would have been $.78 per BOE in the 2000 quarter.

         INTEREST EXPENSE. Interest expense was $4.4 million for the quarter ended June 30, 2000, compared with $4.8 million for the 1999 second quarter, a marginal decrease resulting from lower long-term debt levels (see Notes 3 and 4) offset by higher average interest rates.

         INCOME TAX PROVISION. The Company recognized an income tax provision of $7.0 million in the second quarter of 2000 based on an effective combined federal and state income tax rate of 38.0%. The Company did not record an income tax provision in the three months ended June 30, 1999 due to net losses accumulated for the first six months then ended.

         PREFERRED STOCK DIVIDENDS. The Company paid $1.4 million in preferred stock dividends in the quarter ended June 30, 2000 on the Preferred Stock issued on March 20, 2000 (see Notes 1,3 and 7 to the interim consolidated financial statements included in this Form 10-Q).

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         NET INCOME/LOSS. Net income for the six months ended June 30, 2000 was $22.5 million compared to a net loss of $7.6 million reported for the same period last year. Several factors contributed to the improvement in earnings. Higher realized liquids and natural gas prices, lower lease operating expenses and lower 1999 depletion, depreciation and amortization expense were the main contributors to the increase in earnings.

         PRODUCTION. On an equivalent unit basis, liquids and natural gas production was 8,170 MBOE in the first half of 2000 compared with 9,868 MBOE reported for the comparable 1999 period. Net liquids production was 3,710 MBbls for the first six months of 2000 and 4,106 MBbls for the same period in 1999. Net gas production was 26,761 MMcf in the 2000 period compared to 34,573 MMcf reported for the 1999 period. Production of both liquids and natural gas declined as the Company significantly reduced its capital expenditure program during the reorganization, thereby limiting the Company's ability to maintain production rates through workovers, recompletions and new drilling. The limitation on capital spending continued until February 15, 2000, at which time the Company emerged from bankruptcy (see Notes 1 and 3 to the interim consolidated financial statements included in this Form 10-Q).

         REVENUES. Revenues were $154.1 million for the six months ended June 30, 2000 compared to the $124.9 million reported for the comparable 1999 period, as the benefits realized from higher oil and natural gas prices (including effects of hedging) were only partially offset by the lower production volumes. Average net realized liquids prices increased to $21.43 per Bbl for the 2000 period, a 67% increase over the $12.82 per Bbl received during the same period in 1999. Average net realized natural gas prices increased to $2.77 per Mcf for the six months ended June 30, 2000, a 33% increase over the $2.08 per Mcf reported for the comparable 1999 period. Average prices received at the field level for the 2000 period were $26.13 per Bbl and $3.02 per Mcf for liquids and natural gas, respectively. The net effect of financial hedging instruments on revenue for the first six months of 2000 and therefore, realized prices, was a $17.4 million decrease in liquids revenue and a $6.7 million decrease in natural gas revenue. Average prices received at the field level for the comparable 1999 period were $12.46 per Bbl and $1.90 per Mcf for liquids and natural gas, respectively. The effects of hedging activities during the first half of 1999 were a $1.5 million increase in liquids revenue and a $6.2 million increase in natural gas revenue (see Note 6 to the interim consolidated financial statements included in this Form 10-Q).

         LEASE OPERATING EXPENSES. Lease operating expenses decreased 19% to $39.3 million for the six months ended June 30, 2000 compared to the $48.7 million reported for the same period in 1999. The decrease related primarily to a reduction in workover costs and the development of operating efficiencies during the reorganization proceedings. Total lease operating expenses declined by $9.4 million and lease operating expenses on an equivalent unit of production basis decreased from $4.94 to $4.81 per BOE despite the lower production volumes.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense decreased 13% to $55.2 million for the six months ended June 30, 2000 period, compared with $63.7 million reported for the same period in 1999. The decrease was due to previously discussed declines in production offset by the increase in the DD&A rate from $6.45 per BOE in 1999 to $6.75 per BOE in 2000.

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative expenses, net of capitalized internal costs and overhead reimbursements, were $10.0 million for the six months ended June 30, 2000, compared to $7.8 million for the comparable 1999 period. Reductions in general and administrative expenses relating to 1999 company wide staff reductions were offset by reorganization-related severance costs paid or accrued in the second quarter of 2000. On a per BOE produced basis, general and administrative expenses increased to $1.22 per BOE from $.79 per BOE reported in last year's six month period ended June 30, 2000 because of severance costs. Exclusive of severance costs, general and administrative costs would have been $.77 per BOE in the 2000 period.

         INTEREST AND OTHER INCOME. Interest and other income was $2.1 million in the six months ended June 30, 2000, compared with $7.2 million in the 1999 period. The decrease related primarily to the Company's recognition in March 1999 of a $5.5 million settlement on the cancellation of hedging contracts by the counterparties subsequent to the Company's Chapter 11 bankruptcy filing (see Notes 1 and 3 to the interim consolidated financial statements included in this Form 10-Q).

         INTEREST EXPENSE. Interest expense was $9.7 million for the six months ended June 30, 2000, compared with $17.5 million for the 1999 period, a decrease primarily due to the reduction in long-term debt pursuant to the confirmation and execution of the Company's bankruptcy Plan of Reorganization (see Notes 3 and 4 to the interim consolidated financial statements included in this Form 10-Q) and the Company's discontinuation of the accrual of interest expense on the 9 1/2% and 8 1/2% Senior Subordinated Note issues on March 21, 1999.

         INCOME TAX PROVISION. The Company recognized an income tax provision of $14.6 million in the first half of 2000 based on an effective combined federal and state income tax rate of 38.0%. The Company did not record an income tax provision in the six months ended June 30, 1999 because of losses accumulated in that period.

         PREFERRED STOCK DIVIDENDS. The Company paid $1.6 million in preferred stock dividends during the six months ended June 30, 2000 on the Preferred Stock issued on March 20, 2000 (see Notes 1, 3 and 7 to the interim consolidated financial statements included in this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES

         The Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves in the ordinary course of business. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, public and private offerings of debt, temporary borrowings under its senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas. Lower production associated with reductions in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations in the current fiscal year and later years, which could have a material adverse affect on the Company. Such a decline in prices or production could also adversely affect the amount that the Company could borrow under its senior credit facility. The availability of capital to the energy industry, in general, and specifically from the public equity and debt markets, is also influenced by prevailing market sentiment that might be totally unrelated to the industry's current performance.

         On March 21, 1999, the Company and its wholly owned subsidiary, Forcenergy Resources Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate the restructuring of the Company's long-term debt, revolving credit, trade and other obligations. The filing was made in the U.S. District Court for the Eastern District of Louisiana in New Orleans. The Company continued to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders until February 15, 2000, at which time the Plan of Reorganization became effective (see Notes 1, 3 and 4 to the consolidated financial statements included elsewhere in this Form 10-Q).

         In conjunction with the Reorganization, the Company replaced the Prior Facility with the New Senior Credit Facility. The New Senior Credit Facility consists of a $250 million Revolving Credit Facility and a $70 million Term Loan. The amount that can be borrowed under the Revolver is further subject to a borrowing base, which has been initially established at $250 million through February 15, 2001. The Revolver provides for borrowings on a revolving basis through August 15, 2003, at which time all outstanding amounts under the Revolver become due and payable. Advances under the Revolver bear interest at prime plus 1.5% or LIBOR plus 2% per annum at the election of the Company. The agreement provides for a commitment fee on the unused portion of the Revolver at .50% due quarterly. The borrowing base is subject to semi-annual redetermination after the first redetermination on February 15, 2001. The terms of the Term Loan provide for mandatory quarterly principal repayments of $2.5 million each commencing on March 31, 2001, with a $50 million lump sum repayment at maturity on August 15, 2003. Interest is payable monthly at prime plus 3% or LIBOR plus 3.5%.

         On March 20, 2000 the Company received $40.0 million, $38.8 million net of offering costs, in proceeds from a preferred stock and warrants issuance required by the Plan of Reorganization (see Note 3 to the interim consolidated financial statements included elsewhere in this Form 10-Q). The proceeds were used to pay down amounts drawn under the Revolver. At July 31, 2000, $167.1 million was utilized under the Revolver with $77.5 million available for use for general corporate purposes.

         Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, borrowings under its senior credit facility and other financings. The Company's primary sources of funds for each of the periods presented were as follows:

                                                                                  (IN THOUSANDS)
                                                              --------------------------------------------------------
                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                              --------------------------------------------------------
                                                                 2000          1999           2000          1999
                                                              ----------   -----------     ----------    ------------
                                                               SUCCESSOR   PREDECESSOR     SUCCESSOR     PREDECESSOR
                                                                COMPANY      COMPANY        COMPANY        COMPANY
                                                                -------      -------        -------        -------
         Net cash provided by operating activities             $ 49,059       $44,656      $  34,946       $ 53,845
         Borrowings under the Senior Credit Facility             63,457            --         70,057         26,473
         Repayments under the Senior Credit Facility            (65,030)           --       (148,530)        (8,700)


         Working capital at June 30, 2000 was $1.3 million compared to $35.8 million at December 31, 1999. The reduction in working capital relates primarily to a decrease in cash balances on hand from $96.5 million at December 31, 1999, to $2.9 million at June 30, 2000. The decrease in cash relates principally to the implementation of the Plan and the associated cash distributions to secured creditors. The decrease in cash was partially offset by an increase in other current assets of approximately $9.6 million, due to the posting of cash collateral deposits with the counterparties under the Company's commodity price hedging program and cash prepayments paid to others for capital activities on non-operated properties.

         Cash flow from operating activities, excluding the $54.4 million in excess of cash payments to secured creditors and others associated with the implementation of the Plan was $89.4 million in the first six months of 2000 compared to $53.9 million in the 1999 period. This increase was primarily due to higher revenues associated with higher oil and gas prices and to lower lease operating and interest expenses. Cash flow from operations, including the effects of the changes in current assets and liabilities, was $34.9 million for the six months ended June 30, 2000, compared with $53.8 million for the same period in 1999.

         Capital expenditures were $88.9 million for the six months ended June 30, 2000, compared with $25.5 million for the 1999 period. Capital expenditures were lower in the 1999 period due to the Company's lack of available capital preceding its March 21, 1999 Chapter 11 bankruptcy filing and due to spending limitations during the Reorganization. Capital expenditures in the first six months of 2000 were funded by cash flow from operations. The Company's capital expenditure program for the year 2000 is planned at approximately $155 million, all of which is expected to be funded by cash flow from operations.

         Management believes that cash flow from operations and temporary borrowings available under the New Senior Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements in 2000. However, because future cash flows and the availability of financing are subject to a number of variables, such as oil and gas prices, production operations, drilling results and the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures and to fund future acquisitions. Additional debt and equity financings or an increase in the size of the Senior Credit Facility may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial conditions of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). The statement requires companies to report the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. Statement No. 133 will become effective with respect to the Company on January 1, 2001. The Company is currently evaluating the impact of the statement.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 "Revenue Recognition" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 is applicable beginning with the Company's fourth quarter of 2000 consolidated financial statements. Based on the Company's current analysis, SAB 101 will not have an impact on the financial results of the Company.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on June 7, 2000. Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

(a)      Directors were elected as follows:

                NAME                              FOR                   AGAINST         ABSTAINED/WITHHELD
                ----                              ---                   -------         ------------------
         Michael F. Bennet                  19,483,626                     -                   4,556,537
         B. James Ford                      19,483,624                     -                   4,556,539
         Clifford P. Hickey                 19,483,627                     -                   4,556,536
         Forrest E. Hoglund                 19,483,625                     -                   4,556,538
         Stephen A. Kaplan                  19,483,626                     -                   4,556,537
         Gregory P. Pipkin                  19,483,626                     -                   4,556,537
         Stig Wennerstrom                   19,483,597                     -                   4,556,566
         Richard G. Zepernick, Jr.          19,483,624                     -                   4,556,539


(b) PricewaterhouseCoopers LLP was appointed as independent auditors of the Company for the year ending December 31, 2000:

              FOR                 AGAINST                   ABSTAINED/WITHHELD
              ---                 -------                   ------------------
         19,483,623                1,023                        4,555,517

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto, duly authorized, in the City of Miami, State of Florida, on the 10th day of August, 2000.

                                   FORCENERGY INC

                                   By: /s/ E. JOSEPH GRADY
                                       --------------------------
                                       E. Joseph Grady
                                       Vice President - Chief Financial Officer
                                       (Principal Financial Officer and officer
                                       duly authorized to sign on behalf of the
                                       Registrant)