Form 10-K/A
period 1999-12-31
FORCENERGY INC
filed 2000-11-03
CIK 946140

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO____________

                        COMMISSION FILE NUMBER: 0-26444

                                FORCENERGY INC.
             (Exact Name of Registrant as Specified in Its Charter)

                          DELAWARE                                            65-0429338
      (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification No.)
                       organization)

                    2730 S.W. 3RD AVENUE
                         SUITE 800
                       MIAMI, FLORIDA                                         33129-2356
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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy statement of Forcenergy Inc relative to the Annual Meeting of Shareholders on June 7, 2000 which is incorporated by reference into Part III of this Form 10-K.

                                  FORM 10-K/A
                                 FORCENERGY INC

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I
Item 1.    Business....................................................     1

PART II
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    12

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................    19

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

     Cook Inlet, Alaska. The Company's major priority in Alaska in 1999 was to resume the construction of the Osprey Platform for the Redoubt Shoal prospect. The Company anticipates that the platform will be set by the third quarter of 2000 and drilling will commence during the fourth quarter. During 1998, Forcenergy completed a successful development well in the 100% owned West McArthur River Field that increased field production by approximately 1,950 BOPD, net to the Company, and added 1,500 MBOE to the proved reserve base by extending the field boundaries. Also during 1998, the Company spent approximately $10.9 million on 3-D seismic data to better delineate the West McArthur River Field and the Redoubt Shoal prospect, and incurred approximately $15.1 million on the construction of the drilling platform and facilities for the Redoubt Shoal prospect.

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

                                                          ESTIMATED NET PROVED RESERVES AT
                                                                 DECEMBER 31, 1999
                                              AVERAGE    ----------------------------------
                                              WORKING      OIL      NATURAL GAS     TOTAL
                                              INTEREST   (MBbls)       (MMcf)       (MBOE)     OPERATOR
                                              --------   --------   ------------   --------   -----------
South Marsh Island 6/10/11/19/285 Complex...    100%      2,264        37,865       8,575     Forcenergy
South Pass 24 Field.........................     71%      5,387        12,749       7,512     Third Party
South Marsh Island 137 Field, Block
  136/137...................................     50%      1,161        15,892       3,809     Forcenergy
East Cameron 14 Field.......................    100%        537        18,503       3,621     Forcenergy
Vermilion 380 Field.........................    100%      1,617         7,336       2,840     Forcenergy
West Cameron 205 Field......................    100%         92        15,010       2,594     Forcenergy
High Island A-552 Field.....................    100%        528        10,699       2,312     Forcenergy
West Cameron 630 Field......................    100%         21        13,650       2,297     Forcenergy
South Marsh Island Block 106 North and Block
  106 South/Block 115.......................    100%        821         8,004       2,155     Forcenergy
Paradis Field...............................    100%      1,502         2,406       1,903     Forcenergy
High Island 195 Field.......................     24%         40         7,733       1,329     Forcenergy
Ship Shoal 26 Field Field...................    100%        239         5,804       1,206     Forcenergy
South Timbalier 76 Field, Block 148.........     16%        175         6,151       1,201     Third Party
Chandeleur 25 Field.........................    100%          0         7,168       1,195     Forcenergy
Grand Isle 76 Field.........................    100%        105         5,994       1,104     Forcenergy
High Island A-467 Field.....................    100%         23         6,444       1,097     Forcenergy
Main Pass 69 Field..........................     24%        285         4,766       1,079     Third Party

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

TITLE TO PROPERTIES

     As is customary in the oil and natural gas industry, the Company makes only a cursory review of title to farmout acreage and to onshore undeveloped oil and natural gas leases upon execution of the contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. The Company performs complete reviews of title to federal and state offshore lease blocks prior to acquisition. To the extent title opinions or other investigations reflect material title defects, the seller of the property, rather than the Company, is typically responsible for curing any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on undeveloped properties, the Company could suffer a loss of its entire investment in the leasehold. The Company has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Approximately 95% of the Company's proven oil and natural gas reserves are mortgaged to secure borrowings under the Company's current senior credit facility (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

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

     During 1999, several purchasers of the Company's production individually accounted for more than 10% of the value of oil and gas sold by the Company as follows:

                                                   PERCENT OF
                                                    REVENUES
                                                   ----------
Cornerstone Propane, Inc. .......................     10.5%
Torch Energy Corporation.........................     11.4%
Tesoro Company...................................     17.3%
H&N Gas Ltd. ....................................     17.7%

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

     The Oil Pollution Act of 1990 and regulations promulgated pursuant thereto ("OPA") impose a variety of obligations on "responsible parties" with respect to the prevention of oil spills and liability for damages resulting from such spills. A responsible party includes the owner or operator of a facility or vessel that could be the source of an oil spill. For offshore facilities, the responsible party is the lessee or permittee or holder of a right of use and easement (granted under applicable state law or the Outer Continental Shelf Lands Act "OCSLA") of the area in which the offshore facility is located. OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a responsible party for an OCS facility must pay all spill removal costs incurred by a federal, state or local government. OPA establishes a liability limit (subject to adjustment annually based on changes in the Consumer Price Index) for offshore facilities of all removal costs plus $75,000,000. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction, or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA.

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

                                    PART II

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

RESULTS OF OPERATIONS

  Operations

     The following table sets forth the Company's historical operations data during the periods indicated:

                                                                  PREDECESSOR COMPANY
                                                              ---------------------------
                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
PRODUCTION:
  Liquids (MBbls) (1).......................................    7,877     8,513     8,210
  Natural gas (MMcf)........................................   61,048    76,799    57,737
          Total (MBOE)......................................   18,052    21,313    17,833
AVERAGE REALIZED SALES PRICES (2):
  Oil (per Bbl).............................................  $ 15.62   $ 12.72   $ 17.57
  Plant products (per Bbl)..................................    12.41      8.78     13.57
  Liquids (per Bbl)(1)......................................    15.48     12.54     17.34
  Natural gas (per Mcf).....................................     2.27      2.16      2.41
EXPENSES (PER BOE):
  Lease operating...........................................  $  4.82   $  4.66   $  4.33
  Depletion, depreciation and amortization (3)..............     6.45      6.84      6.36
  General and administrative, net...........................      .76       .81       .85

---------------

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

     Operating Income/Loss. For the year ended December 31, 1999, operating income rose to $45.1 million compared to a $268.0 million operating loss recorded for 1998. The increase in operating income is mainly due to a decrease in lease operating expenses in 1999, lower depletion, depreciation and amortization expense associated with lower production volumes in 1999 and the fact that 1998 included a $275.0 million non-cash impairment recorded in the fourth quarter of 1998 pursuant to full cost accounting rules mandated by the Securities and Exchange Commission.

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

     Other Income. Interest and other income increased to $7.0 million in 1999 from $1.6 million in 1998. The increase was primarily attributable to the $5.5 gain recorded on the Company's sale of Forcenergy AB, an inactive Swedish subsidiary.

     Interest Expense. Interest expense, net of amounts capitalized, decreased to $32.3 million in 1999, compared to the $48.1 million incurred in 1998. The Company discontinued the accrual of interest on the senior subordinated note issues after the Chapter 11 filing on March 21, 1999. This decrease in interest expense was partially offset by increased interest expense on higher average outstanding principal balances under the Old Senior Credit Facility in 1999 and the discontinuance of the capitalization of interest expense on unproved projects in June, 1999. Capitalization of interest expense on unproved properties was discontinued in connection with the cessation of development activities associated with these properties during the pendency of bankruptcy proceedings and because of the uncertainty as to whether, or when these properties would be developed.

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

     The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and private and public placements of debt and equity securities. The Company's primary sources of funds for each of the past three years were as follows:

                                                        (IN THOUSANDS)
                                               --------------------------------
                                                 1999       1998        1997
                                               --------   ---------   ---------
Net cash provided by operating activities
  before reorganization items................  $145,001   $ 141,853   $ 177,621
Borrowings under the prior senior credit
  facility...................................    26,473     315,500     287,144
Repayments under the prior senior credit
  facility...................................    (8,700)   (150,364)   (253,512)
Issuance of long-term debt, net of
  expenses...................................        --          --     193,414
Proceeds from sale of assets.................    10,084      13,987          --

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

                                                                      AVERAGE
                                                     VOLUME IN     NYMEX CONTRACT
                                                   BBL'S PER DAY   PRICE PER BBL
                                                   -------------   --------------
January 2000 -- March 2000.......................       2,000          $21.85
January 2000 -- May 2000.........................       1,000           21.56
January 2000 -- June 2000........................       8,000           19.28
March 2000.......................................       5,000           30.05
April 2000 -- May 2000...........................       7,000           28.58
April 2000 -- June 2000..........................       2,000           21.00
June 2000........................................       6,000           27.02
July 2000 -- December 2000.......................      12,000           24.86

     Swap contracts in place at December 31, 1999 (and including contracts entered into after year-end) on future natural gas production were as follows:

                                                                    WEIGHTED AVERAGE
                                                      VOLUME IN          NYMEX
                                                         MCF            CONTRACT
                                                       PER DAY       PRICE PER MCF
                                                    -------------   ----------------
January 2000......................................      40,000           $3.04
February 2000.....................................      40,000            2.87
April 2000 -- June 2000...........................     110,000            2.63
July 2000 -- December 2000........................     100,000            2.76

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

     As an additional hedge on natural gas prices, the Company has also committed to fixed prices on approximately 26 MMCF per day, or 18%, of its estimated first quarter 2000 natural gas production at an average price of $2.69 per Mcf under existing sales contracts with the Company's purchaser of physical production. The Company may enter into additional arrangements in the future as part of its strategy to reduce exposure to commodity price fluctuations.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS INCLUDED IN THIS REPORT:

     1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of independent certified public accountants..........  F-1
Consolidated balance sheets as of December 31, 1999 and
  1998......................................................  F-2
Consolidated statements of operations for each of the three
  years in the period ended
  December 31, 1999.........................................  F-3
Consolidated statements of stockholders' equity (deficit)
  for each of the three years in the
  period ended December 31, 1999............................  F-4
Consolidated statements of cash flows for each of the three
  years in the period ended
  December 31, 1999.........................................  F-5
Notes to consolidated financial statements..................  F-6

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

---------------

* Filed with original Annual Report on Form 10-K for the year ended December 31, 1999.

b. REPORTS ON FORM 8-K

     No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2000

                                          FORCENERGY INC

                                          By:      /s/ E. JOSEPH GRADY
                                            ------------------------------------
                                                      E. Joseph Grady
                                             Vice President -- Chief Financial
                                                           Officer

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

PricewaterhouseCoopers LLP

Miami, Florida
March 17, 2000

                                 FORCENERGY INC
                          CONSOLIDATED BALANCE SHEETS

                                                               SUCCESSOR      PREDECESSOR
                                                                COMPANY         COMPANY
                                                              ------------    ------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
ASSETS:
CURRENT ASSETS:.............................................
  Cash......................................................    $ 96,506       $   1,690
  Accounts receivable, net..................................      41,332          28,433
  Other current assets......................................      18,862          19,668
                                                                      --              --
          Total current assets..............................     156,700          49,791
PROPERTY, PLANT AND EQUIPMENT, at cost (full cost method)
  net of accumulated depletion, depreciation and
  amortization..............................................     512,000         610,948
OTHER ASSETS................................................       6,701          17,729
                                                                --------       ---------
                                                                $675,401       $ 678,468
                                                                ========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................    $120,928       $      --
                                                                --------       ---------
          Total current liabilities.........................     120,928              --
                                                                --------       ---------
LIABILITIES SUBJECT TO COMPROMISE:
  Accounts payable and accrued liabilities..................          --         107,020
  Long-term debt............................................          --         671,700
                                                                --------       ---------
          Total liabilities subject to compromise...........          --         778,720
                                                                --------       ---------
LONG-TERM DEBT..............................................     314,473              --
                                                                --------       ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized;
     none issued or outstanding.............................          --              --
  Common stock, $.01 par value; 50,000,000 shares
     authorized; 24,000,000 and 24,747,445 issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................         240             247
  Capital in excess of par value............................     239,760         346,135
  Accumulated deficit.......................................          --        (446,634)
                                                                --------       ---------
          Total stockholders' equity (deficit)..............     240,000        (100,252)
                                                                --------       ---------
                                                                $675,401       $ 678,468
                                                                ========       =========

   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     PREDECESSOR COMPANY
                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                              1999          1998           1997
                                                           ----------    -----------    -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Oil and gas sales......................................   $265,824      $ 272,410      $ 281,690
  Other..................................................        906          1,139          2,495
                                                            --------      ---------      ---------
                                                             266,730        273,549        284,185
                                                            --------      ---------      ---------
EXPENSES:
  Lease operating........................................     87,009         99,242         77,174
  Depletion, depreciation and amortization...............    116,400        145,856        113,347
  Production taxes.......................................      4,512          4,218          4,791
  General and administrative.............................     13,700         17,222         15,244
  Impairment of oil and gas properties...................         --        275,000        200,000
                                                            --------      ---------      ---------
                                                             221,621        541,538        410,556
                                                            --------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS............................     45,109       (267,989)      (126,371)
Other income.............................................      6,958          1,572          3,354
Interest expense, net of amounts capitalized.............    (32,270)       (48,077)       (32,422)
                                                            --------      ---------      ---------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAX
  BENEFIT AND EXTRAORDINARY
  ITEM...................................................     19,797       (314,494)      (155,439)
                                                            --------      ---------      ---------
REORGANIZATION ITEMS:
  Interest income........................................      2,293             --             --
  Professional and administrative fees...................    (16,205)            --             --
  Revaluation of assets to fair market value.............    (56,005)            --             --
                                                            --------      ---------      ---------
                                                             (69,917)            --             --
                                                            --------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM.....................................    (50,120)      (314,494)      (155,439)
Income tax benefit.......................................         --             --         20,621
                                                            --------      ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..................    (50,120)      (314,494)      (134,818)
Extraordinary item -- gain on reorganization discharge of
  indebtedness...........................................    159,972             --             --
                                                            --------      ---------      ---------
NET INCOME (LOSS)........................................   $109,852      $(314,494)     $(134,818)
                                                            ========      =========      =========
PER COMMON SHARE:
  Net income (loss) before extraordinary item
     (basic and diluted).................................   $  (2.02)     $  (12.65)     $   (5.83)
  Extraordinary item -- gain on reorganization discharge
     of indebtedness (basic and diluted).................   $   6.46      $      --      $      --
  Net income (loss) (basic and diluted)..................   $   4.44      $  (12.65)     $   (5.83)
  Weighted average shares outstanding (basic and
     diluted)............................................     24,754         24,856         23,142

   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                            COMMON STOCK       CAPITAL IN                      TOTAL
                                        --------------------   EXCESS OF    ACCUMULATED     STOCKHOLDERS
                                          SHARES      AMOUNT   PAR VALUE      DEFICIT     EQUITY (DEFICIT)
                                        -----------   ------   ----------   -----------   ----------------
                                                          (IN THOUSANDS, EXCEPT SHARES)
BALANCE, JANUARY 1, 1997..............   22,577,838    $226     $246,032     $   2,678        $248,936
Exercises of stock options and
  warrants............................      150,915       1        2,503            --           2,504
Issuance of common stock..............    2,775,864      28       98,341            --          98,369
Net loss..............................           --      --           --      (134,818)       (134,818)
                                        -----------    ----     --------     ---------        --------
BALANCE, DECEMBER 31, 1997............   25,504,617     255      346,876      (132,140)        214,991
                                        -----------    ----     --------     ---------        --------
Exercises of stock options............        3,675      --          187            --             187
Issuance of common stock..............    7,979,639      80      214,203            --         214,283
Subsidiary investment in parent
  common stock........................   (8,740,486)    (88)    (215,131)           --        (215,219)
Net loss..............................           --      --           --      (314,494)       (314,494)
                                        -----------    ----     --------     ---------        --------
BALANCE, DECEMBER 31, 1998............   24,747,445     247      346,135      (446,634)       (100,252)
                                        -----------    ----     --------     ---------        --------
Issuance of common stock..............        8,904      --           --            --              --
Net income............................           --      --           --       109,852         109,852
Cancellation of equity interests under
  plan of reorganization..............  (24,756,349)   (247)    (346,135)      336,782          (9,600)
Issuance of equity interests under
  plan of reorganization..............   24,000,000     240      239,760            --         240,000
                                        -----------    ----     --------     ---------        --------
BALANCE, DECEMBER 31, 1999 (Successor
  Company)............................   24,000,000    $240     $239,760     $      --        $240,000
                                        ===========    ====     ========     =========        ========

   The accompanying notes are an integral part of these financial statements.

                                 FORCENERGY INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    PREDECESSOR COMPANY
                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss).......................................  $109,852   $(314,494)  $(134,818)
                                                              --------   ---------   ---------
    Adjustments to reconcile net income (loss) to net cash
      provided by
      operating activities before reorganization items:
    Reorganization items....................................    69,917          --          --
    Extraordinary item -- gain on discharge of
      indebtedness..........................................  (159,972)         --          --
    Depletion, depreciation and amortization................   117,835     145,856     113,347
    Impairment of oil and gas properties....................        --     275,000     200,000
    Deferred income taxes...................................        --          --     (20,621)
    Sale of other assets....................................    (5,450)         --          --
    Other...................................................      (320)      1,000        (223)
    (Increase) decrease in accounts receivable..............   (12,899)     15,069         496
    (Increase) decrease in other current assets.............      (770)     10,563     (18,597)
    Increase in accounts payable and accrued liabilities....    26,808       8,859      38,037
                                                              --------   ---------   ---------
                                                                35,149     456,347     312,439
                                                              --------   ---------   ---------
    Net cash provided by operating activities before
      reorganization items..................................   145,001     141,853     177,621
    Reorganization items....................................   (69,917)         --          --
    Adjustments to reconcile reorganization items to cash
      used in
      reorganization items:
    Revaluation of assets to fair market value..............    56,005          --          --
    Accrued reorganization expenses.........................    11,236          --          --
                                                              --------   ---------   ---------
    Net cash used in reorganization items...................    (2,676)         --          --
                                                              --------   ---------   ---------
         Net cash provided by operating activities after
           reorganization items.............................   142,325     141,853     177,621
                                                              --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of oil and gas properties..................    (1,234)    (53,956)   (119,503)
    Capital expenditures....................................   (76,110)   (283,475)   (287,229)
    Sale of surety bonds....................................        --          --       4,426
    Dividends from affiliate................................        --       1,806         900
    Proceeds from sale of assets............................    10,084      13,987          --
    Change in other assets..................................     1,978         (70)        457
                                                              --------   ---------   ---------
         Net cash used in investing activities..............   (65,282)   (321,708)   (400,949)
                                                              --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under senior credit facility.................    26,473     315,500     287,144
    Repayments under senior credit facility.................    (8,700)   (150,364)   (253,512)
    Issuance of long-term debt, net of expenses.............        --          --     193,414
    Issuance of common stock, net...........................        --         361       2,661
                                                              --------   ---------   ---------
         Net cash provided by financing activities..........    17,773     165,497     229,707
                                                              --------   ---------   ---------
NET INCREASE (DECREASE) IN CASH.............................    94,816     (14,358)      6,379
CASH AT BEGINNING OF YEAR...................................     1,690      16,048       9,669
                                                              --------   ---------   ---------
CASH AT END OF YEAR.........................................  $ 96,506   $   1,690   $  16,048
                                                              ========   =========   =========

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

     The consolidated financial statements as of December 31, 1999 and for the year then ended included herein reflect accounting principles set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7"), which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code. In accordance with guidance provided by SOP 90-7 the consummation of the Plan (the "Reorganization") has been reflected as though effective on December 31, 1999 (the "Effective Date").

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

NOTE 2 -- REORGANIZATION AND FRESH-START REPORTING

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

                                 FORCENERGY INC

     The principal categories of claims classified as liabilities subject to compromise were as follows:

                                                              PREDECESSOR COMPANY
                                                                  DECEMBER 31,
                                                              --------------------
                                                               1999*        1998
                                                              --------    --------
Accounts payable and accrued liabilities....................  $ 72,532    $107,020
9 1/2% Senior Subordinated Notes............................   175,000     175,000
8 1/2% Senior Subordinated Notes............................   200,000     200,000
Prior Senior Credit Facility................................   314,473     296,700
                                                              --------    --------
                                                              $762,005    $778,720
                                                              ========    ========

     --------------------

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

     In accordance with provisions of the Plan, all outstanding shares of the common stock of the Predecessor Company (the "Old Common Stock") were canceled effective as of the Emergence Date and the holders of Old Common Stock as of the January 28, 2000 record date received, on a pro-rata basis. 960,000 shares of New Common Stock and associated warrants to purchase 240,000 shares of New Common Stock at $16.67 per share (expiring on February 15, 2004) and warrants to purchase 240,000 shares of New Common Stock at $20.83 per share (expiring on February 15, 2005). The cancellation and issuance of these equity instruments was reflected in the Successor Company consolidated Balance Sheet and the Consolidated Statement of Stockholder's Equity at December 31, 1999.

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

                                 FORCENERGY INC

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

                                 FORCENERGY INC

     The effects of the Reorganization and related fresh-start reporting adjustments at December 31, 1999, are shown in the following consolidated balance sheet. Also presented is a proforma presentation as if all of the financing transactions and claims settlements incorporated in the Plan of Reorganization had been consummated as of December 31, 1999:

                                            PREDECESSOR                                 SUCCESSOR
                                              COMPANY                                    COMPANY                       PROFORMA
                                            DECEMBER 31,     DEBT                      DECEMBER 31,    PROFORMA      DECEMBER 31,
                                                1999       DISCHARGE    FRESH-START        1999       ADJUSTMENTS        1999
                                            ------------   ---------    -----------    ------------   -----------    ------------
                                                                                                       UNAUDITED      UNAUDITED
ASSETS
CURRENT ASSETS:
 Cash.....................................    $ 96,506     $     --      $     --        $ 96,506      $ 38,800(a)     $    670
                                                                                                        (47,241)(b)
                                                                                                        (11,236)(c)
                                                                                                        (76,159)(d)
 Accounts receivable, net.................      41,332           --            --          41,332            --          41,332
 Other current assets.....................      20,437       (1,461)(c)      (114)(b)      18,862            --          18,862
                                              --------     ---------     --------        --------      --------        --------
       Total current assets...............     158,275       (1,461)         (114)        156,700       (95,836)         60,864
PROPERTY, PLANT AND EQUIPMENT.............     565,348           --       (53,348)(b)     512,000            --         512,000
OTHER ASSETS..............................      16,546       (7,302)(c)    (2,543)(b,c)      6,701        1,200(a)        7,901
                                              --------     ---------     --------        --------      --------        --------
                                              $740,169     $ (8,763)     $(56,005)       $675,401      $(94,636)       $580,765
                                              ========     =========     ========        ========      ========        ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
 EQUITY:
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
 Accounts payable and accrued
   liabilities............................    $120,928     $     --      $     --        $120,928      $(47,241)(b)    $ 41,534
                                                                                                        (11,236)(c)
                                                                                                        (20,917)(d)
                                              --------     ---------     --------        --------      --------        --------
       Total liabilities not subject to
        compromise........................     120,928           --            --         120,928       (79,394)         41,534
                                              --------     ---------     --------        --------      --------        --------
LIABILITIES SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
 Accounts payable and accrued
   liabilities............................      24,135      (24,135)(a)        --              --            --              --
                                              --------     ---------     --------        --------      --------        --------
 Long-term debt...........................     689,473     (375,000)(a)  (314,473)(d)          --            --              --
                                              --------     ---------     --------        --------      --------        --------
       Total liabilities subject to
        compromise........................     713,608     (399,135)     (314,473)             --            --              --
                                              --------     ---------     --------        --------      --------        --------
LONG-TERM DEBT............................          --           --       314,473(d)      314,473       (55,242)(d)     259,231
                                              --------     ---------     --------        --------      --------        --------
REDEEMABLE PREFERRED STOCK................          --           --            --              --        29,038(a)       29,038
                                              --------     ---------     --------        --------      --------        --------
STOCKHOLDER'S (DEFICIT) EQUITY:
 Common stock.............................         247          240(f)       (247)(e)         240            --             240
 Capital in excess of par value...........     346,135         (240)(f)  (336,535)(e)     239,760        10,962(a)      250,722
                                                            230,400(a)
 Accumulated deficit......................    (440,749)     159,972(a)    (56,005)(b,c)         --           --              --
                                                                          336,782(e)
                                              --------     ---------     --------        --------      --------        --------
       TOTAL STOCKHOLDERS (DEFICIT)
        EQUITY............................     (94,367)     390,372       (56,005)        240,000        10,962         250,962
                                              --------     ---------     --------        --------      --------        --------
                                              $740,169     $ (8,763)     $(56,005)       $675,401      $(94,636)       $580,765
                                              ========     =========     ========        ========      ========        ========

Reorganization and Fresh Start reporting adjustments:

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

                                 FORCENERGY INC

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

     Under the Securities and Exchange Commission's full cost accounting rules, the Company reviews the carrying value of its oil and gas properties each quarter. Under full cost accounting rules, capitalized costs of oil and gas properties, net of deferred tax reserves, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects. Application of this rule generally requires pricing

                                 FORCENERGY INC
future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a permanent write-down of capitalized costs if the "ceiling" is exceeded, even if prices declined for only a short period of time.

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

                                 FORCENERGY INC

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

                                 FORCENERGY INC

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

FORCENERGY AB ACQUISITION

     On December 19, 1997 Forcenergy made a public tender offer for all of the outstanding shares of Forcenergy AB ("FAB"). FAB was formed in 1990 to provide capital for Forcenergy's oil and gas operations in the United States and held 8,740,486 shares of Forcenergy common stock, its only significant asset. During 1998, the Company issued approximately 7.9 million shares valued at $27 per share (the price of the Company's common stock on the date the tender offer was initiated in 1997) in exchange for the tendered shares. The 8,740,486 Forcenergy shares owned by FAB were controlled by Forcenergy, and for accounting and voting purposes were no longer considered outstanding. The acquisition was accounted for as a purchase with results of operations included beginning March 31, 1998. During the fourth quarter of 1999, the Company sold all of the outstanding shares of FAB for $5.5 million in cash, resulting in a gain on the sale of $5.5 million, which is included in interest and other income in the Consolidated Statement of Operations for the year ended December 31, 1999. The Forcenergy shares held by FAB discussed above were cancelled pursuant to the transaction.

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     Investments in property, plant and equipment at December 31, 1999 and 1998 were as follows (in thousands):

                                                              SUCCESSOR   PREDECESSOR
                                                               COMPANY      COMPANY
                                                                1999         1998
                                                              ---------   -----------
Oil and Gas Properties:
  Proved....................................................  $450,000    $1,313,824
  Unevaluated...............................................    60,000       165,885
                                                              --------    ----------
                                                               510,000     1,479,709
Office Equipment............................................     2,000         9,809
Less: accumulated depletion, depreciation and
  amortization..............................................        --      (878,570)
                                                              --------    ----------
Net Property, Plant and Equipment...........................  $512,000    $  610,948
                                                              ========    ==========

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

                                 FORCENERGY INC

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

     The following sets forth the composition of capitalized costs excluded from the depletion, depreciation, and amortization base at December 31, 1999 and 1998 (in thousands):

                                                              SUCCESSOR   PREDECESSOR
                                                               COMPANY      COMPANY
                                                                1999         1998
                                                              ---------   -----------
Property Acquisition........................................   $43,743      $ 38,458
Development Costs...........................................    16,257       121,983
Interest Capitalized........................................        --         5,444
                                                               -------      --------
                                                               $60,000      $165,885
                                                               =======      ========

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

NOTE 6 -- DEBT

     Long-term debt consists of the following at December 31, 1999 and 1998 (in thousands):

                                                              SUCCESSOR   PREDECESSOR
                                                               COMPANY      COMPANY
                                                                1999         1998
                                                              ---------   -----------
New Senior Credit Facility..................................  $314,473      $     --
Prior Senior Credit Facility................................        --       296,700
9 1/2% Senior Subordinated Notes............................        --       175,000
8 1/2% Senior Subordinated Notes............................        --       200,000
                                                              --------      --------
                                                              $314,473      $671,700
                                                              ========      ========

PRIOR SENIOR CREDIT FACILITY

     During 1998, the Company renegotiated, and subsequently amended, the Prior Senior Credit Facility to increase both the maximum loan amount and the borrowing base to $320 million with subsequent mandatory decreases to $300 million on May 1, 1999, and to $275 million on September 1, 1999. The mandatory decreases were stayed by the bankruptcy filing in March 1999. The Prior Senior Credit Facility provided for borrowings on a revolving basis through March 31, 2002, at which time all outstanding amounts under the Facility became due and payable. Advances bore interest at either the prime rate or a Fixed Rate (as defined in the agreement), at the election of the Company. Commitment fees on the unused portion of the Prior Senior Credit Facility were due quarterly at annual rates between .375% and 0.5%. The borrowing base was subject to redetermination semi-annually based on revised reserve estimates. The loan was secured by substantially all of the Company's oil and gas properties. At December 31, 1999 the Company had drawn down $314.5 million under the Prior Senior Credit Facility and an additional $5.4 million of availability was utilized for outstanding letters of credit issued under the Prior Senior Credit Facility. The Prior Senior Credit Facility contained certain covenants, which included maintenance of minimum tangible net worth, certain financial ratios, restrictions on asset sales, affiliated transactions and compensation and certain limitations on

                                 FORCENERGY INC
dividends and additional debt or liens. The Company was in violation of several of the financial covenants as of December 31, 1999 and 1998. As discussed in
Note 1, all amounts drawn under the Prior Senior Credit Facility at December 31, 1998, were shown as liabilities subject to compromise pursuant to the Chapter 11 filing.

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

                                 FORCENERGY INC

     The Company's aggregate long-term debt maturities for the next five calendar years under the New Senior Credit Facility are as follows (in thousands):

  2000......................................................  $     --
  2001......................................................    10,000
  2002......................................................    10,000
  2003......................................................   294,473
                                                              --------
          Total.............................................  $314,473
                                                              ========

NOTE 5 -- INCOME TAXES

     The Company's benefit for income taxes is as follows (in thousands):

                                                       PREDECESSOR COMPANY
                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1999       1998      1997
                                                  --------   --------   -------
Deferred:
  Federal.......................................  $     --   $     --   $17,929
  State.........................................        --         --     2,692
                                                  --------   --------   -------
          Total.................................  $     --   $     --   $20,621
                                                  ========   ========   =======

     The Company's deferred income tax assets were comprised of the following differences between financial and tax reporting at December 31, 1999 and 1998 (in thousands):

                                                      SUCCESSOR     PREDECESSOR
                                                       COMPANY        COMPANY
                                                         1999          1998
                                                      ----------    -----------
Capitalized costs and write-offs....................  $   88,540     $  99,898
Net operating loss carryforwards....................      26,694        59,970
Valuation allowance.................................    (115,234)     (159,868)
                                                      ----------     ---------
Deferred tax asset..................................  $       --     $      --
                                                      ==========     =========

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

     A reconciliation of the federal statutory income tax rates to the Company's effective rate is as follows:

                                                        PREDECESSOR COMPANY
                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                      -----------------------
                                                      1999     1998     1997
                                                      -----    -----    -----
Income taxes at federal statutory rates.............   35.0%    35.0%    35.0%
State income tax, less federal benefit..............    3.3      3.3      3.3
Valuation allowance.................................  (38.3)   (38.3)   (25.3)
Other, net..........................................     --       --       .3
                                                      -----    -----    -----
          Total.....................................    0.0%     0.0%    13.3%
                                                      =====    =====    =====

     At December 31, 1999, the Company had a net operating loss carryforward for tax purposes of $69.8 million. The net operating loss will expire unless otherwise utilized beginning in year 2000. The utilization of

                                 FORCENERGY INC
this carryforward is subject to limitations under the Internal Revenue Code.
Section 382 of the Code provides for limitations on the utilization of available net operating loss carryforwards following a change in ownership. The Company's annual limitation on the utilization of its net operating losses is approximately $13.8 million.

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

STOCK OPTION PLANS

     The following table summarizes the Predecessor Company's stock option activity for 1997, 1998 and 1999 under the 1995 Forcenergy Stock Option Plan, which was cancelled on February 15, 2000 in conjunction with the Reorganization (See Notes 1 and 2):

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                   NUMBER         OPTION PRICE        EXERCISE
                                                 OF SHARES          PER SHARE          PRICE
                                                 ----------   ---------------------   --------
Outstanding at December 31, 1996...............   2,510,918   $10.00    -    $32.00    $15.25
  Granted......................................   1,512,225    25.81    -     38.88     28.93
  Exercised....................................    (120,562)   10.00    -     26.88     14.73
  Canceled.....................................    (277,579)   10.00    -     36.25     23.70
                                                 ----------   ---------------------   --------
Outstanding at December 31, 1997...............   3,625,002    10.00    -     38.88     20.25
  Granted......................................     708,086     5.56    -     26.75     21.11
  Exercised....................................      (3,675)   10.00    -     14.13     10.28
  Canceled.....................................    (685,971)   10.00    -     38.88     29.60
                                                 ----------   ---------------------   --------
Outstanding at December 31, 1998...............   3,643,442     5.56    -     34.75     18.79
                                                 ----------   ---------------------   --------
  Granted......................................   3,855,408     1.06    -      2.63      1.27
  Canceled.....................................  (7,498,850)    1.06    -     34.75      9.78
                                                 ----------   ---------------------   --------
Outstanding at December 31, 1999...............          --   $   --    -    $   --    $   --
                                                 ==========   =====================   ========

     The 1999 cancellations occurred on February 15, 2000 in conjunction with the Reorganization which for accounting and reporting purposes, was considered effective on December 31, 1999 (See Notes 1 and 2).

                                 FORCENERGY INC

     If compensation expense for the stock options and warrants had been determined and recorded based on the fair value on the grant date, and using the Black-Scholes option pricing model to estimate the theoretical future value of those options, the Company's net income (loss) and net income (loss) per share amounts would have been reduced to the pro forma amounts indicated below:

                                                           PREDECESSOR COMPANY
                                                    ---------------------------------
                                                     1999        1998         1997
                                                    -------    ---------    ---------
Pro forma net income (loss).......................  $97,883    $(320,127)   $(142,585)
                                                    =======    =========    =========
Pro forma net income (loss) per share.............  $  3.95    $  (12.88)   $   (6.16)
                                                    =======    =========    =========

     The weighted average fair value for options granted during 1999, 1998 and 1997 was $.41, $4.98 and $13.30, respectively, under the Black-Scholes model.

     For proforma purposes, the fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions:

                                                              1999    1998    1997
                                                              ----    ----    ----
Expected life (years).......................................   2.4     4.5     4.5
Interest rate...............................................  4.67%    5.5%   6.17%
Volatility..................................................  77.0%   52.9%   45.6%
Dividend yield..............................................    --      --      --

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

                                 FORCENERGY INC

NOTE 9 -- EARNINGS PER SHARE

     The following reconciles the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                          PREDECESSOR COMPANY FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------------------
                                                   1999                          1998                          1997
                                         -------------------------   ----------------------------   ---------------------------
                                                              PER                           PER                           PER
                                          INCOME    SHARES   SHARE     LOSS      SHARES    SHARE      LOSS      SHARES   SHARE
                                         --------   ------   -----   ---------   ------   -------   ---------   ------   ------
BASIC EPS
  Income (loss) available to common
    stockholders.......................  $109,852   24,754   $4.44   $(314,494)  24,856   $(12.65)  $(134,818)  23,142   $(5.83)

EFFECT OF DILUTIVE SECURITIES
  Options and Warrants.................        --       --      --          --       --        (1)         --       --       (1)
                                         --------   ------   -----   ---------   ------   -------   ---------   ------   ------
DILUTED EPS
  Income (loss) available to common
    stockholders and assumed
    exercises..........................  $109,852   24,754   $4.44   $(314,494)  24,856   $(12.65)  $(134,818)  23,142   $(5.83)
                                         ========   ======   =====   =========   ======   =======   =========   ======   ======

---------------

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

                                 FORCENERGY INC

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

                                                                      AVERAGE
                                                     VOLUME IN     NYMEX CONTRACT
                                                   Bbl's PER DAY   PRICE PER Bbl
                                                   -------------   --------------
January 2000 -- March 2000.......................       2,000          $21.85
January 2000 -- May 2000.........................       1,000           21.56
January 2000 -- June 2000........................       8,000           19.28
March 2000.......................................       5,000           30.05
April 2000 -- May 2000...........................       7,000           28.58
April 2000 -- June 2000..........................       2,000           21.00
June 2000........................................       6,000           27.02
July 2000 -- December 2000.......................      12,000           24.86

     Swap contracts in place at December 31, 1999 on future natural gas production were as follows:

                                                                    WEIGHTED AVERAGE
                                                      VOLUME IN          NYMEX
                                                         Mcf            CONTRACT
                                                       PER DAY       PRICE PER Mcf
                                                    -------------   ----------------
January 2000......................................      40,000           $3.04
February 2000.....................................      40,000            2.87
April 2000 -- June 2000...........................     110,000            2.63
July 2000 -- December 2000........................     100,000            2.76

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

NOTE 11 -- LEASES

     The following is a schedule, by calendar year, of future minimum rental payments, covering primarily office space, required under operating leases with a term in excess of one year:

                                                              (IN THOUSANDS)
2000........................................................      $1,444
2001........................................................       1,397
2002........................................................       1,000
2003........................................................         164
                                                                  ------
          Total.............................................      $4,005
                                                                  ======

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

NOTE 13 -- SIGNIFICANT CUSTOMERS

     The following table reflects sales to oil and gas purchasers who individually accounted for more than 10% of the Company's total oil and gas revenues in a given year (in thousands):

                                                        PREDECESSOR COMPANY
                                                    ---------------------------
                                                     1999      1998      1997
                                                    -------   -------   -------
Cornerstone Propane, Inc..........................  $28,115   $30,076   $93,342
Torch Energy Corporation..........................   30,281    42,171        --
Tesoro Company....................................   46,139        --        --
H&N Gas Ltd.......................................   47,227        --        --
Texon Corporation.................................       --        --    20,360

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

                                 FORCENERGY INC

NOTE 14 -- CURRENT ASSETS AND LIABILITIES

     Current assets and liabilities include the following:

                                                               SUCCESSOR     PREDECESSOR
                                                                COMPANY        COMPANY
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
CURRENT ASSETS:
Accounts receivable-joint interest billings.................    $  9,199       $  7,331
Accrued oil and gas sales...................................      34,133         22,691
Other.......................................................          --            411
Allowance for doubtful accounts.............................      (2,000)        (2,000)
                                                                --------       --------
          Accounts receivable, net..........................    $ 41,332       $ 28,433
                                                                ========       ========
Prepaid drilling cost.......................................    $  5,393       $  4,789
Royalties and production taxes receivable...................       2,581          5,463
Collateral deposit for hedging contracts....................       5,977             --
Other.......................................................       4,911          9,416
                                                                --------       --------
          Other current assets..............................    $ 18,862       $ 19,668
                                                                ========       ========
CURRENT LIABILITIES:
Accounts payable............................................    $ 58,917       $ 42,183
Accrued drilling cost.......................................      11,693         25,725
Accrued lease operating expenses............................       6,146         12,828
Accrued interest expense....................................      20,917         10,799
Revenue and royalties payable...............................       5,779          4,588
Accrued reorganization costs................................      11,236             --
Other.......................................................       6,240         10,897
                                                                --------       --------
          Accounts payable and accrued liabilities..........    $120,928       $107,020
                                                                ========       ========

NOTE 15 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     During October 1997 Forcenergy acquired Edisto Resources Corporation and Convest Energy Corporation for Forcenergy Old Common Stock and cash balances Forcenergy received in the mergers. The accompanying financial statements include the following attributable to the Edisto and Convest mergers:

Issuance of Old Common Stock................................  $98,934
Working capital acquired....................................   (4,196)
                                                              -------
          Total included in oil and gas properties..........  $94,738
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

                                 FORCENERGY INC

NOTE 16 -- SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
                                         --------------------------------------------------------
                                                           PREDECESSOR COMPANY
                                         --------------------------------------------------------
1999                                      FIRST     SECOND     THIRD      FOURTH         ANNUAL
----                                     --------   -------   --------   ---------      ---------
Revenues...............................  $ 59,738   $65,157   $ 67,598   $  74,237      $ 266,730
Income (loss) from operations..........  $ (3,357)  $ 6,048   $ 15,130   $  27,288      $  45,109
Net income (loss)......................  $(10,251)  $ 2,626   $  8,718   $ 108,759(1)   $ 109,852
Net income (loss) per share:
          Basic and Diluted............  $   (.41)  $   .11   $    .35   $    4.39      $    4.44
1998
----
Revenues...............................  $ 71,955   $70,778   $ 67,898   $  62,918      $ 273,549
Income (loss) from operations..........  $  6,984   $ 2,783   $    186   $(277,942)(2)  $(267,989)
Net Loss...............................  $ (1,599)  $(5,611)  $(12,577)  $(294,707)     $(314,494)
Net Loss:
          Basic and Diluted............  $   (.06)  $  (.23)  $   (.51)  $  (11.92)     $  (12.65)

---------------

(1) Includes the revaluation of assets to fair market value of $56.0 million, gain on discharge of indebtedness of $160.0 million and reorganization costs of $13.9 million (See Notes 1 and 2).
(2) Includes $275 million non-cash impairment of oil and gas assets recorded in the fourth quarter of 1998 pursuant to the full cost accounting rules mandated by the Securities and Exchange Commission ("SEC").

NOTE 17 -- SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

COST INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     Presented below are costs incurred in petroleum property acquisition, exploration and development activities (in thousands):

                                                                   PREDECESSOR COMPANY
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------   --------   --------
Acquisition of properties:
     Proved properties......................................  $    --   $ 37,880   $168,450
     Unevaluated properties.................................    1,234     17,430     41,907
Exploration costs...........................................   27,475    158,331    176,543
Development costs...........................................   47,836    111,546    106,260
                                                              -------   --------   --------
          Total.............................................  $76,545   $325,187   $493,160
                                                              =======   ========   ========

                                 FORCENERGY INC

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

     The following table presents total capitalized costs of proved and unevaluated properties and accumulated depletion, depreciation and amortization related to oil and gas producing operations (thousands):

                                              SUCCESSOR
                                               COMPANY      PREDECESSOR COMPANY
                                              ---------   -----------------------
                                                1999         1998         1997
                                              ---------   ----------   ----------
Proved properties...........................  $ 450,000   $1,313,824   $  999,126
Unevaluated properties......................     60,000      165,885      165,480
                                              ---------   ----------   ----------
                                              $ 510,000   $1,479,709   $1,164,606
Accumulated depletion, depreciation and
  amortization..............................         --     (874,064)    (455,340)
                                              ---------   ----------   ----------
          Total.............................  $ 510,000   $  605,645   $  709,266
                                              =========   ==========   ==========

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

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

     The results of operations from oil and gas producing activities, which do not include revenues associated with the production and sale of sulfur and processing fees for third party gas, and excluding corporate overhead and interest costs are as follows (in thousands):

                                                     PREDECESSOR COMPANY
                                               FOR THE YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                1999        1998        1997
                                              ---------   ---------   ---------
Revenues(1).................................  $ 257,646   $ 256,655   $ 292,456
Production costs............................    (91,521)   (103,460)    (81,965)
Depreciation, depletion and amortization....   (114,064)   (145,856)   (113,347)
Impairment of oil and gas properties........         --    (275,000)   (200,000)
Income tax benefit (provision)..............         --          --      20,621
                                              ---------   ---------   ---------
Results of operations for petroleum
  producing activities......................  $  52,061   $(267,661)  $ (82,235)
                                              =========   =========   =========
Average realized sales prices(2):
Liquids (per Bbl)(3)........................  $   15.48   $   12.54   $   17.34
Natural gas (per Mcf).......................  $    2.27   $    2.16   $    2.41

---------------

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

RESERVE QUANTITIES (UNAUDITED)

     Estimates of proved reserves of the Company and the related standardized measure of discounted future net cash flow information are based on the reports of independent petroleum engineers. All of the Company's proven reserves are located offshore or onshore- United States. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control

                                 FORCENERGY INC
of the producer. The reserve data set forth herein represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

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

                                 FORCENERGY INC

     The Predecessor Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 1997, 1998 and 1999 and the changes in its proved reserves are as follows:

                                                              LIQUIDS (1)     GAS
1997                                                            (MBbl)      (MMcf)
----                                                          -----------   -------
Proved developed and undeveloped:
Beginning of year...........................................    54,659      256,913
Production..................................................    (8,210)     (57,737)
Purchases of minerals-in-place..............................    12,229       63,004
Extensions and discoveries..................................        48      110,270
Revisions to previous estimates.............................      (683)       8,311
                                                                ------      -------
End of year.................................................    58,043      380,761
                                                                ======      =======
Proved developed:
          Beginning of year.................................    45,040      187,949
                                                                ======      =======
          End of year.......................................    39,766      309,542
                                                                ======      =======
1998
----
Proved developed and undeveloped:
Beginning of year...........................................    58,043      380,761
Production..................................................    (8,513)     (76,799)
Purchases of minerals-in-place..............................     3,324       44,161
Extensions and discoveries..................................     3,204       47,088
Sales of minerals-in-place..................................      (118)      (6,080)
Revisions to previous estimates.............................    (6,551)     (19,188)
                                                                ------      -------
End of year.................................................    49,389      369,943
                                                                ======      =======
Proved developed:
          Beginning of year.................................    39,766      309,542
                                                                ======      =======
          End of year.......................................    31,746      297,117
                                                                ======      =======
1999
----
Proved developed and undeveloped:
Beginning of year...........................................    49,389      369,943
Production..................................................    (7,877)     (61,048)
Purchases of minerals-in-place..............................        --           --
Extensions and discoveries..................................     2,589        6,929
Sales of minerals-in-place..................................      (429)      (4,544)
Revisions to previous estimates.............................    21,287      (10,664)
                                                                ------      -------
End of year (Successor Company).............................    64,959      300,616
                                                                ======      =======
Proved developed:
          Beginning of year.................................    31,746      297,117
                                                                ======      =======
          End of year (Successor Company)...................    41,650      243,119
                                                                ======      =======

---------------

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

                                 FORCENERGY INC

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

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows (in thousands):

                                                                    PREDECESSOR COMPANY
                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              1999          1998          1997
                                                           ----------    ----------    ----------
Future cash inflows......................................  $2,158,260    $1,217,620    $1,683,235
Future production costs..................................    (624,130)     (391,478)     (530,327)
Future development and dismantlement costs...............    (326,129)     (280,155)     (311,065)
Future income taxes......................................    (154,910)           --       (52,291)
                                                           ----------    ----------    ----------
Future net cash flows....................................   1,053,091       545,987       789,552
10% annual discount for estimated timing of
  cash flows.............................................    (284,162)     (109,298)     (194,354)
                                                           ----------    ----------    ----------
Standardized measure of discounted future net
  cash flows.............................................  $  768,929    $  436,689    $  595,198
                                                           ==========    ==========    ==========

     The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                                                    PREDECESSOR COMPANY
                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1999         1998         1997
                                                            ---------    ---------    ---------
Standardized measure -- beginning of period...............  $ 436,689    $ 595,198    $ 802,145
Sales of oil and gas produced, net of production costs....   (166,125)    (168,950)    (210,491)
Purchases of minerals-in-place............................         --       19,066      160,608
Extensions and discoveries................................     64,600       72,228      144,126
Sales of minerals-in-place................................     (6,527)      (7,921)      (1,322)
Net changes in prices and production costs................    440,630     (156,301)    (575,863)
Changes in estimated future development and dismantlement
  costs...................................................    (30,974)     (13,327)     (21,217)
Revisions to previous quantity estimates..................     41,586      (14,623)      11,087
Accretion of discount.....................................     43,669       59,520       80,215
Changes in timing of production and other.................     34,782       10,578       (6,635)
Net changes in income taxes...............................    (89,401)      41,221      212,545
                                                            ---------    ---------    ---------
Standardized measure -- end of period.....................  $ 768,929    $ 436,689    $ 595,198
                                                            =========    =========    =========

     The standardized measure is based on current prices as of the valuation date and reflects overall weighted average prices of:

                                                                       PREDECESSOR COMPANY
                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                 1999         1998         1997
                                                                -------      -------      -------
Oil (per Bbl)...............................................    $22.37       $10.67       $14.72
Gas (per Mcf)...............................................    $ 2.34       $ 1.98       $ 2.18