Form 10-Q/A
period 2000-06-30
FORCENERGY INC
filed 2000-11-03
CIK 946140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

NOTE 5 - EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                                       SUCCESSOR COMPANY                  PREDECESSOR COMPANY
                                                               -------------------------------   ----------------------------------
                                                                      THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                                         JUNE 30, 2000                       JUNE 30, 1999
                                                               -------------------------------   ----------------------------------
                                                                                          PER                                   PER
                                                               INCOME        SHARES      SHARE        INCOME       SHARES      SHARE
                                                               -------       ------      -----        ------       ------      -----
BASIC EPS:

   Income available
     to common stockholders ............................       $10,157       24,000       $.42        $2,626       24,755       $.11

EFFECT OF DILUTIVE SECURITIES:
   Options and warrants ................................            --        1,430       (.02)           --           --         --
                                                               -------       ------       ----        ------       ------       ----
DILUTED EPS:
   Income available to
     common stockholders
     and assumed exercises .............................       $10,157       25,430       $.40        $2,626       24,755       $.11
                                                               =======       ======       ====        ======       ======       ====

                                                        SUCCESSOR COMPANY                         PREDECESSOR COMPANY
                                                ---------------------------------         ----------------------------------
                                                         SIX MONTHS ENDED                           SIX MONTHS ENDED
                                                          JUNE 30,  2000                             JUNE 30,  1999
                                                ---------------------------------         ----------------------------------
                                                                             PER                                        PER
                                                INCOME         SHARES       SHARE         INCOME          SHARES       SHARE
                                                ------         ------       -----         ------          ------       -----
BASIC EPS:
   Income (loss) available
     to common stockholders ................    $22,548        24,000        $.94         $(7,625)        24,752       $(.31)

EFFECT OF DILUTIVE SECURITIES:
   Options and warrants ....................         --           715        (.03)             --             --          --
                                                -------        ------        ----         -------         ------       -----

DILUTED EPS:
   Income (loss) available to
     Common stockholders
     And assumed exercises .................    $22,548        24,715        $.91         $(7,625)        24,752       $(.31)
                                                =======        ======        ====         =======         ======       =====


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

         The Company has entered into several financial hedging contracts ("SWAPS") with respect to its future oil and natural gas production. The contracts, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. Under these agreements, monthly settlements are based on the differences between the prices specified in the instrument and/or the settlement price of certain oil and gas futures contracts quoted on the New York Mercantile Exchange ("NYMEX"). In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference and in instances where the applicable settlement price is higher than the specified prices, the Company pays an amount based on the difference. Forcenergy has hedged approximately 372,000 barrels ("Bbls") per month of its estimated oil production through December 31, 2000 at a weighted average price of $24.86 per Bbl. The Company has also hedged approximately 3,100 million cubic feet of natural gas ("MMcf") per month of its estimated natural gas production through December 31, 2000 at a weighted average price of $2.76 per thousand cubic feet of natural gas ("Mcf").

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

NOTE 8 - COMMITMENTS

         In connection with the termination of employment of its Chairman of the Board of Directors, the Company became obligated to make severance payments equal to approximately 2.5 times the Chairman's base salary. In addition all options previously granted to the Chairman became immediately vested and may be exercised at any time, and he retains certain health and life benefits as well as office and secretarial services to be supplied by the Company.

         On April 3, 2000 the Company entered into an Employment Agreement with Richard G. Zepernick, Jr., its new President and Chief Executive Officer. The Employment Agreement is subject to early termination by the Company for cause or upon death or incapacity of Mr. Zepernick. If the Employment Agreement is terminated without cause by the Company or with cause (including certain changes in control of the Company) by Mr. Zepernick, the Company is obligated to pay Mr. Zepernick a termination fee equal to two times the amount of his average annual compensation for the prior two years. Upon a change of control of the Company, Mr. Zepernick will receive a fee equal to 100% of his annual base salary. If Mr. Zepernick's employment is terminated due to death or permanent disability, he will receive a fee equal to 2.5 times his average annual compensation for the prior two years.

         The Employment Agreement also provides for cash incentive bonus payments to be awarded at the discretion of the Board of Directors. The Employment Agreement expires April 3, 2002 but is subject to automatic annual renewal for one year periods that can be terminated upon 120 days' prior notice.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative expenses, net of capitalized internal costs and overhead reimbursements, were $6.8 million for the three months ended June 30, 2000 compared to $3.6 million for the comparable period in 1999. The increase relates primarily to severance costs recorded in the 2000 period, offsetting savings from company-wide staff reductions undertaken in 1999. The severance costs were incurred upon termination of certain executives and include stock compensation of approximately $1.9 million attributable to stock options which became vested under the terms of severance arrangements with these executives. The stock compensation was measured by the difference between the option prices and the market value of the underlying common stock at the date of termination. On a per BOE produced basis, general and administrative expense increased to $1.67 per BOE from $.75 per BOE reported in the corresponding 1999 period.

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

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto, duly authorized, in the City of Miami, State of Florida, on the 3rd day of November, 2000.

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