Form 10-Q
period 2000-09-30
FORCENERGY INC
filed 2000-11-14
CIK 946140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________to _______________

                        Commission File Number : 0-26444

                                 FORCENERGY INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    65-0429338
  ----------------------------           ------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


                    3838 North Causeway Boulevard, Suite 2300
                               Metairie, Louisiana
                                      70002
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes  [X]    No  [ ] .

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [X]    No  [ ] .

         As of October 31, 2000, there were 24,302,295 shares of the registrant's Common Stock, $.01 par value, outstanding.

                                 FORCENERGY INC

                                      INDEX

PART I.    FINANCIAL INFORMATION:
Item 1.    Financial Statements (Unaudited)
           1)   Consolidated Balance Sheets - September 30, 2000 and
                December 31, 1999.............................................................        2
           2)   Consolidated Statements of Earnings - Three months and nine months
                ended September 30, 2000 and 1999 ............................................        3
           3)   Consolidated Statements of Cash Flows - Nine months ended
                September 30, 2000 and 1999 ..................................................        4
           4)   Notes to Consolidated Financial Statements....................................        5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................       11

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................................       17


                           FORWARD-LOOKING STATEMENTS

           THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "PLAN," "INTEND," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," "PREDICT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-Q, INCLUDING STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" REGARDING PLANNED CAPITAL EXPENDITURES, THE AVAILABILITY OF CAPITAL TO FUND CAPITAL EXPENDITURES, ESTIMATES OF PROVED RESERVES, THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT ACTUAL RESULTS MAY NOT DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN FOR REASONS INCLUDING, WITHOUT LIMITATION, PETITIONS FILED OR ACTIONS TAKEN IN CONNECTION WITH ITS BANKRUPTCY PROCEEDINGS, THE EFFECT OF COMPETITION, THE LEVEL OF PETROLEUM INDUSTRY EXPLORATION AND PRODUCTION EXPENDITURES, WORLD ECONOMIC CONDITIONS, PRICES OF AND THE DEMAND FOR CRUDE OIL AND NATURAL GAS, DRILLING ACTIVITY, WEATHER, THE LEGISLATIVE ENVIRONMENT IN THE UNITED STATES AND OTHER COUNTRIES, OPEC POLICY, CONFLICT IN THE MIDDLE EAST AND OTHER MAJOR PETROLEUM PRODUCING REGIONS AND THE CONDITION OF THE CAPITAL AND EQUITY MARKETS. IN ADDITION, RESERVOIR ENGINEERING IS A SUBJECTIVE PROCESS OF ESTIMATING UNDERGROUND ACCUMULATIONS OF OIL AND GAS, AND RESERVE ESTIMATES ARE GENERALLY DIFFERENT FROM QUANTITIES OF OIL AND GAS THAT ARE ULTIMATELY RECOVERED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

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

PART I.    FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

                                 FORCENERGY INC

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2000            1999
                                                               -------------   ------------

ASSETS:
CURRENT ASSETS:
     Cash                                                       $   1,257       $  96,506
     Accounts receivable, net                                      40,732          41,332
     Other current assets                                          33,205          18,862
                                                                ---------       ---------
         Total current assets                                      75,194         156,700
                                                                ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, at cost (full cost
     method), net of accumulated depletion, depreciation
     and amortization                                             581,201         512,000
                                                                ---------       ---------
OTHER ASSETS                                                       10,261           6,701
                                                                ---------       ---------
                                                                $ 666,656       $ 675,401
                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
     Accounts payable                                           $  11,036       $  11,924
     Accrued liabilities                                           51,758          49,860
     Pre-petition accounts payable and accrued liabilities          1,851          47,908
     Accrued reorganization costs                                      --          11,236
     Current maturities of long-term debt                           7,500              --
                                                                ---------       ---------
         Total current liabilities                                 72,145         120,928
                                                                ---------       ---------
LONG-TERM DEBT                                                    235,644         314,473
                                                                ---------       ---------

COMMITMENTS AND CONTINGENCIES

14% SERIES A REDEEMABLE CUMULATIVE PREFERRED STOCK,
     $.01 par value; 43,005 shares issued
     and outstanding at September 30, 2000                         32,043              --
                                                                ---------       ---------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 100,000,000 shares
         authorized; 24,271,176 outstanding                           243             240
     Capital in excess of par value                               284,647         239,760
     Retained earnings                                             43,101              --
     Unearned stock compensation                                     (945)             --
     Foreign currency translation                                    (222)             --
                                                                ---------       ---------
         Total stockholders' equity                               326,824         240,000
                                                                ---------       ---------
                                                                $ 666,656       $ 675,401
                                                                =========       =========


              The accompanying notes are an integral part of these
                             financial statements.

                                 FORCENERGY INC

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      SUCCESSOR         PREDECESSOR        SUCCESSOR        PREDECESSOR
                                                       COMPANY           COMPANY            COMPANY           COMPANY
                                                    -------------      -------------      -------------     -------------
                                                    THREE MONTHS       THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                       ENDED              ENDED              ENDED             ENDED
                                                    SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                        2000               1999               2000               1999
                                                    -------------      -------------      -------------     -------------
REVENUES:
Oil and gas sales                                    $  94,115          $  67,172          $ 247,801          $ 191,768
Other                                                      249                426                665                725
                                                     ---------          ---------          ---------          ---------
                                                        94,364             67,598            248,466            192,493
                                                     ---------          ---------          ---------          ---------

EXPENSES:
Lease operating                                         20,487             18,563             59,809             67,269
Depletion, depreciation and amortization                29,018             26,993             84,173             90,661
Production taxes                                         1,834              1,128              5,084              3,118
General and administrative                               3,163              3,364             13,125             10,177
                                                     ---------          ---------          ---------          ---------
                                                        54,502             50,048            162,191            171,225
                                                     ---------          ---------          ---------          ---------

INCOME FROM OPERATIONS                                  39,862             17,550             86,275             21,268
Interest and other income                                  448                144              1,983              6,946
Interest expense, net of amounts capitalized            (4,714)            (6,608)           (14,438)           (24,150)
                                                     ---------          ---------          ---------          ---------
INCOME BEFORE REORGANIZATION ITEMS
     AND INCOME TAXES                                   35,596             11,086             73,820              4,064
                                                     ---------          ---------          ---------          ---------

REORGANIZATION ITEMS:
     Interest income                                        --                731                533              1,154
     Professional and administrative fees                   --             (2,420)                --             (3,446)
                                                     ---------          ---------          ---------          ---------
                                                            --             (1,689)               533             (2,292)
                                                     ---------          ---------          ---------          ---------

INCOME BEFORE INCOME TAXES                              35,596              9,397             74,353              1,772
Income tax provision                                   (13,583)              (679)           (28,221)              (679)
                                                     ---------          ---------          ---------          ---------
NET INCOME                                              22,013              8,718             46,132              1,093
PREFERRED STOCK DIVIDEND                                (1,460)                --             (3,031)                --
                                                     ---------          ---------          ---------          ---------
NET INCOME AVAILABLE TO COMMON
     STOCKHOLDERS                                    $  20,553          $   8,718          $  43,101          $   1,093
                                                     =========          =========          =========          =========

NET INCOME PER SHARE:
     Basic                                           $     .85          $     .35          $    1.79          $     .04
     Diluted                                         $     .79          $     .35          $    1.72          $     .04

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                              24,080             24,756             24,027             24,753
     Diluted                                            25,886             24,756             25,106             24,753


              The accompanying notes are an integral part of these
                             financial statements.

                                 FORCENERGY INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              SUCCESSOR           PREDECESSOR
                                                                               COMPANY              COMPANY
                                                                           ------------          ------------
                                                                             NINE MONTHS           NINE MONTHS
                                                                               ENDED                 ENDED
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                               2000                  1999
                                                                           ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $     46,132          $      1,093
     Adjustments to reconcile net income to net cash
         provided by operating activities before reorganization
         items:
     Reorganization items                                                            --                 2,292
     Depletion, depreciation and amortization                                    84,173                91,716
     Deferred taxes                                                              28,221                   679
     Equity in net income of affiliate                                             (778)                 (921)
     Reorganization related severance                                             1,933
     Stock compensation                                                             135                    --
     Decrease (increase) in accounts receivable                                     600               (12,526)
     Increase in other current assets                                           (14,646)               (9,605)
     Increase in accounts payable and accrued liabilities                         3,865                21,894
                                                                           ------------          ------------
                                                                                103,503                93,529
                                                                           ------------          ------------
Net cash provided by operating activities before reorganization
     activities                                                                 149,635                94,622
Reorganization items                                                                533                (2,292)
Adjustments to reconcile reorganization activities to cash used in reorganization activities:
Decrease in pre-petition accounts payable and accrued liabilities               (46,057)                   --
Accrued reorganization costs                                                    (11,236)                   --
                                                                           ------------          ------------
Net cash used in reorganization activities                                      (56,760)               (2,292)
                                                                           ------------          ------------
Net cash provided by operating activities after reorganization
     activities                                                                  92,875                92,330
                                                                           ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                                                (1,108)                 (794)
     Capital expenditures                                                      (153,416)              (43,181)
     Proceeds from sale of assets                                                 1,150                    60
     Change in other assets                                                      (1,754)                5,661
                                                                           ------------          ------------
Net cash used in investing activities                                          (155,128)              (38,254)
                                                                           ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under senior credit facility                                    134,557                26,473
     Repayments under senior credit facility                                   (209,030)               (8,700)
     Issuance of common stock                                                     2,697                   310
     Issuance of preferred stock                                                 38,800                    --
     Preferred dividends                                                            (20)                   --
                                                                           ------------          ------------
Net cash (used in) provided by financing activities                             (32,996)               18,083
                                                                           ------------          ------------
Net increase (decrease) in cash                                                 (95,249)               72,159
Cash at beginning of period                                                      96,506                 1,690
                                                                           ------------          ------------
Cash at end of period                                                      $      1,257          $     73,849
                                                                           ============          ============


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

         The unaudited interim consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying consolidated financial statements have been included. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period. The unaudited interim consolidated financial statements included herein for the three and nine months ended September 30, 1999 and those of the Company prior to the Reorganization (the "Predecessor Company") may not be comparable in certain respects to the consolidated financial statements of the Successor Company. Capitalized terms not defined herein have the meanings as defined in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - PROPOSED MERGER

         On July 10, 2000 the board of directors of Forcenergy approved a plan of merger with Forest Oil Corporation ("Forest") (NYSE:FST). The plan of merger provides that Forest will issue 1.6 common shares for each Forcenergy common share outstanding and 68.6141 common shares for each Forcenergy share of preferred stock outstanding, plus accrued, unpaid dividends. The merger is subject to shareholder approval for both companies and will be treated as a tax-free reorganization and accounted for as a pooling of interests. The joint proxy statement/prospectus was approved by the Securities and Exchange Commission on November 7, 2000 and declared effective, with the special meeting of shareholders scheduled to be held on December 7, 2000.

NOTE 3 - REORGANIZATION AND FRESH-START REPORTING

         In August 1999, the Company filed with the bankruptcy court a disclosure statement that included the proposed Plan. The disclosure statement was approved by the bankruptcy court on October 22, 1999, the Plan was approved by the bankruptcy court on January 19, 2000 and the Company emerged from bankruptcy on February 15, 2000.

         On February 15, 2000, the Company issued 23,040,000 shares of New Common Stock in exchange for all of the outstanding 8.5% and 9.5% Senior Subordinated Notes (collectively, the "Senior Subordinated Notes"), and in satisfaction of various other unsecured trade obligations. The unsecured claimants were also entitled to participate in the rights offering discussed below.

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

         In accordance with provisions of the Plan, all outstanding shares of the common stock of the Predecessor Company (the "Old Common Stock") were cancelled effective as of the Emergence Date and the holders of Old Common Stock as of the January 28, 2000 record date received, on a pro-rata basis (i.e. approximately one share of New Common Stock for each 25.849 shares of Old Common Stock held): (i) 960,000 shares of New Common Stock; (ii) associated warrants to purchase 240,000 shares of New Common Stock at $16.67 per share (expiring on February 15, 2004); and (iii) warrants to purchase 240,000 shares of New Common Stock at $20.83 per share (expiring on February 15, 2005). The cancellation of Old Common Stock and issuance of these equity instruments is reflected in the Successor Company's Consolidated Balance Sheet at December 31, 1999.

         The Plan also required the Company to raise $40 million in additional equity capital through a rights offering to unsecured claimants to purchase preferred stock units, each of which included one share of 14% Series A Cumulative Preferred Stock (the "Preferred Stock") and warrants ("Subscription Warrants") to purchase 45 shares of New Common Stock (collectively, the "Rights Offering"), for $1,000 per unit. On March 20, 2000 the Rights Offering was closed with the issuance of 40,000 shares of Preferred Stock and Subscription Warrants to purchase 1,800,000 shares of New Common Stock. The proceeds from the Rights Offering were $38.8 million net of offering costs of $1.2 million. The Company allocated $29.0 million to Preferred Stock and $11.0 million to the Subscription Warrants (using the Black-Scholes valuation model), which is included in capital in excess of par value. The proceeds were used to pay down amounts outstanding under the New Senior Credit Facility.

         For more detailed discussion of the reorganization and fresh-start reporting refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 4 - LONG-TERM DEBT

NEW SENIOR CREDIT FACILITY

         Pursuant to the Reorganization, the Company entered into the New Senior Credit Facility on February 15, 2000 (see Notes 1 and 3).

         The New Senior Credit Facility consists of a $250 million Revolving Credit Facility (the "Revolver") and a $70 million Term Loan (the "Term Loan").

         The amount that can be borrowed under the Revolver is subject to a borrowing base limitation, which has been established initially at $250 million through February 15, 2001. The Revolver provides for borrowings on a revolving basis through August 15, 2003, at which time all outstanding amounts under the Revolver become due and payable. Advances under the Revolver bear interest at prime plus 1.5% or LIBOR plus 2% per annum at the election of the Company. The interest rate under the Revolver was 8.6% at September 30, 2000. The agreement provides for a commitment fee on the unused portion of the Revolver at .50% due quarterly. The borrowing base is subject to semi-annual redetermination after the first redetermination on February 15, 2001.

         The terms of the Term Loan provide mandatory quarterly principal repayments of $2.5 million each commencing on March 31, 2001, with a $50 million lump sum repayment at maturity on August 15, 2003. Interest is payable monthly at the prime rate plus 3% or LIBOR plus 3.5%. The interest rate in effect under the Term Loan was 10.13% at September 30, 2000.

         At October 31, 2000, the Company had drawn down $180.0 million under the Revolver and an additional $5.5 million of availability was utilized for outstanding letters of credit issued thereunder, leaving $64.5 million available for general corporate purposes.

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

NOTE 5 - EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                        SUCCESSOR COMPANY                 PREDECESSOR COMPANY
                                                       THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                       SEPTEMBER 30, 2000                 SEPTEMBER 30, 1999
                                            -------------------------------------   -------------------------------
                                                                          PER                                PER
                                               INCOME       SHARES       SHARE       INCOME     SHARES      SHARE
                                            -----------   -----------  ----------   ---------  -------    ---------
BASIC EPS:
   Income available
     to common stockholders.............    $    20,553        24,080  $     .85    $   8,718     24,756  $     .35

EFFECT OF DILUTIVE SECURITIES:
   Options and warrants ................             --         1,806       (.06)          --         --          --
                                            -----------   -----------  ----------   ---------  ---------  ----------

DILUTED EPS:
   Income available to
     common stockholders
     and assumed exercises..............    $    20,553        25,886  $     .79    $   8,718     24,756  $     .35
                                            ===========   ===========  =========    =========  =========  =========


                                                        SUCCESSOR COMPANY                 PREDECESSOR COMPANY
                                                       NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2000                 SEPTEMBER 30, 1999
                                            -------------------------------------   -------------------------------
                                                                          PER                                PER
                                               INCOME       SHARES       SHARE       INCOME     SHARES      SHARE
                                            -----------   -----------  ----------   ---------- -------    ---------
BASIC EPS:
   Income (loss) available
     to common stockholders.............    $    43,101        24,027  $    1.79    $    1,093    24,753  $     .04

EFFECT OF DILUTIVE SECURITIES:
   Options and warrants ................             --         1,079       (.07)           --        --          --
                                            -----------   -----------  ----------   ---------- ---------  ----------

DILUTED EPS:
   Income (loss) available to
     Common stockholders
     And assumed exercises..............    $    43,101        25,106  $    1.72    $    1,093    24,753  $     .04
                                            ===========   ===========  =========    ========== =========  =========


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

         The Company has entered into several financial hedging contracts in the form of swaps and no-cost collars with respect to its future oil and natural gas production. The contracts, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. Under these agreements, monthly settlements are based on the differences between the prices specified in the instrument and/or the settlement price of certain oil and gas futures contracts quoted on the New York Mercantile Exchange ("NYMEX"). In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference and in instances where the applicable settlement price is higher than the specified prices, the Company pays an amount based on the difference.

         Contracts in place at September 30, 2000 on future oil production were as follows:

                                                               SWAPS                            COLLARS
                                               ---------------------------------   ---------------------------------
                                                                                                  WEIGHTED AVERAGE
                                                                                                   NYMEX CONTRACT
                                                                WEIGHTED AVERAGE    VOLUME          PRICE PER BBL
                                                VOLUME IN        NYMEX CONTRACT     IN BBLS     --------------------
PERIOD                                         BBLS PER DAY      PRICE PER BBL      PER DAY      FLOOR       CEILING
------                                         ------------      -------------      -------      -----       -------
October 2000 - December 2000                      12,000         $     23.91
January 2001- December 2001                                                         4,000      $  26.49     $   33.65


         Contracts in place at September 30, 2000 on future natural gas production were as follows:

                                                               SWAPS                            COLLARS
                                               ---------------------------------   ---------------------------------
                                                                                                   NYMEX CONTRACT
                                                               WEIGHTED AVERAGE     VOLUME          PRICE PER MCF
                                                VOLUME IN       NYMEX CONTRACT      IN MCFS     --------------------
PERIOD                                         MCFS PER DAY      PRICE PER MCF      PER DAY      FLOOR       CEILING
------                                         ------------      -------------      -------     ------       -------
October 2000 - December 2000                      100,000        $      2.83
January 2001 - December 2001                                                        20,000      $  3.75      $   6.57


         The instruments contain an element of credit risk and price risk. The Company attempts to minimize the extent of credit risk by limiting the counterparties to major banks or significant industry participants. All of these arrangements are entered into on a no-cost basis and are settled monthly. The Company accounts for the swap and collar arrangements as hedging activities and, accordingly, gains or losses are included in oil and gas revenues for the period the production was hedged. The Company recorded a $22.1 million reduction in revenues associated with hedging contracts in place during the quarter ended September 30, 2000 and a $2.1 million reduction in revenues for the three months ended September 30, 1999. The Company recorded a $46.2 million reduction in revenues for the nine months ended September 30, 2000 and a $5.7 million increase in revenues for the nine months ended September 30, 1999 associated with its hedging activities.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest of $38.5 million and $14.2 million in the nine-month periods ending September 30, 2000 and 1999, respectively. The increase in interest paid over the previous year's period relates to the implementation of the Plan, as $24.3 million of interest accrued during the reorganization process was paid to the bank group on the Emergence Date.

         The Company paid non-cash dividends to the holders of Preferred Stock, in the form of additional Preferred Stock with a stated value of $3,005,000 during the first nine months of 2000.

NOTE 8 - COMMITMENTS

         In connection with the April 2000 termination of employment of Stig Wennerstrom, the President and Chief Executive Officer of the Company, the Company became obligated to make severance payments equal to approximately 2.5 times Mr. Wennerstrom's base salary. In addition all options previously granted to Mr. Wennerstrom were immediately vested and became exercisable. Mr. Wennerstrom was also granted certain health and life benefits as well as office and secretarial services to be supplied by the Company.

         On April 3, 2000 the Company entered into an employment agreement with Richard G. Zepernick, Jr., its current President and Chief Executive Officer. The employment agreement is subject to early termination by the Company for cause or upon death or incapacity of Mr. Zepernick. If the employment agreement is terminated without cause by the Company or with cause (excluding certain changes in control of the Company) by Mr. Zepernick, the Company is obligated to pay Mr. Zepernick a termination fee equal to 2.0 times the amount of his average annual compensation for the prior two years. Upon a change of control of the Company, Mr. Zepernick will receive a fee equal to 100% of his annual base salary. Also, if Mr. Zepernick is terminated by the Company, or voluntarily terminates his employment, within two years of a change of control, Mr. Zepernick will receive a fee equal to 2.5 times his average annual compensation for the prior two years. If Mr. Zepernick's employment is terminated due to death or permanent disability, he will receive a fee equal to 2.5 times his average annual compensation for the prior two years. The employment agreement also provides for cash incentive bonus payments to be awarded at the discretion of the Board of Directors. The employment agreement expires April 3, 2002 but is subject to automatic annual renewal for one-year periods that can be terminated upon 120 days' prior notice.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 is applicable beginning with the Company's fourth quarter of 2000. Based on the Company's current analysis, SAB 101 will not have a material impact on the financial results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations and should be read in conjunction with the financial statements of the Company appearing elsewhere in this report. For the period from March 21, 1999 to February 15, 2000 the Company operated as a debtor-in-possession. Effective December 31, 1999, the Company adopted fresh-start reporting. Accordingly the results of operations for the three and nine months ended September 30, 1999 express those results of the Predecessor Company (see Notes 1 and 3 to the interim consolidated financial statements included in this Form 10-Q) while the results presented for periods in 2000 represent those of the Successor Company. Management has attempted to indicate the major effects on comparability from adopting fresh-start reporting between the Successor Company and Predecessor Company in the following discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 2000.

RESULTS OF OPERATIONS

                                                                         (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                                              -------------------------------------------------------
                                                                     THREE MONTHS                   NINE MONTHS
                                                                         ENDED                         ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                              --------------------------     ------------------------
                                                                 2000            1999           2000         1999
                                                              -----------    -----------     ----------   -----------
                                                               SUCCESSOR     PREDECESSOR      SUCCESSOR   PREDECESSOR
                                                                COMPANY         COMPANY        COMPANY      COMPANY
                                                               ----------    -----------     ---------    -----------
Production in thousands:
Liquids (MBbls) (1).......................................          1,799          1,888        5,510         5,995
Natural Gas (MMcf)........................................         14,994         13,826       41,756        48,400
Total (MBOE)..............................................          4,298          4,192       12,469        14,062

Average realized sales prices (2)
Liquids (per Bbl) (1).....................................    $     25.04    $     17.91     $  22.61     $   14.42
Natural gas (per Mcf).....................................           3.27           2.41         2.95          2.18

Expenses (per BOE):
Lease operating...........................................    $      4.77    $      4.43     $   4.80     $    4.78
Depletion, depreciation and
 amortization.............................................           6.75           6.45         6.75          6.45
General and administrative, net...........................            .74            .80         1.05           .72



-------
Includes crude oil, condensate and natural gas liquids.
Net of hedging results

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         NET INCOME. Net income for the quarter ended September 30, 2000 was $20.6 million compared to $8.7 million reported for the same period last year. The increase in net income related primarily to higher realized liquids and natural gas prices.

         PRODUCTION. On an equivalent unit basis, liquids and natural gas production increased to 4,298 thousand barrels of oil equivalent ("MBOE") in the third quarter of 2000 compared with 4,192 MBOE reported for the 1999 quarter. Net liquids production was 1,799 thousand barrels ("MBbls") in the third quarter of 2000 and 1,888 MBbls in the third quarter of 1999. Net gas production was 14,994 MMcf in the 2000 quarter compared to 13,826 MMcf reported for the 1999 quarter.

         REVENUES. Revenues were $94.4 million for the 2000 third quarter compared to $67.6 million reported for the comparable 1999 quarter. Average net realized liquids prices increased to $25.04 per Bbl for the 2000 quarter, a 40% increase over the $17.91 per Bbl received during the same period in 1999.

Average net realized natural gas prices increased to $3.27 per Mcf for the 2000 quarter, a 36% increase from the $2.41 per Mcf reported for the comparable 1999 period. Average prices received at the field level for the 2000 third quarter were $28.95 per Bbl and $4.27 per Mcf for liquids and natural gas, respectively. The net effect of financial hedging instruments on third quarter 2000 revenue, and therefore, realized prices, was a $7.0 million decrease in liquids revenue and a $15.0 million decrease in natural gas revenue. Average prices received at the field level for the comparable 1999 period were $18.91 per Bbl and $2.43 per Mcf for liquids and natural gas, respectively. After taking into account the effect of financial hedging instruments for the 1999 quarter, specifically a $1.9 million decrease in liquids revenue and $.2 million decrease in natural gas revenue, average net realized prices decreased to $17.91 and $2.41 for liquids and natural gas, respectively. (See Note 6 to the interim consolidated financial statements included in this Form 10-Q).

         LEASE OPERATING EXPENSES. Lease operating expenses were $20.5 million for the quarter ended September 30, 2000 compared to the $18.6 million reported for the same period in 1999. Lease operating expenses on an equivalent unit of production basis were $4.77 per barrel of oil equivalent ("BOE") in the 2000 quarter compared with $4.43 per BOE in 1999. Total lease operating expenses were higher due to general overall increases in market rates and prices charged by service providers. Lease operating expenses on an equivalent unit of production basis were further impacted by lower production volumes.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense was $29.0 million for the 2000 third quarter, compared with $27.0 million reported for the same period in 1999. The increase was primarily due to an increase in the DD&A rate from $6.45 per BOE in 1999 to $6.75 per BOE in 2000.

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative expenses, net of capitalized internal costs and overhead reimbursements, remained relatively flat at $3.2 million for the three months ended September 30, 2000, compared to $3.4 million for the comparable 1999 period. On a per BOE produced basis, general and administrative expenses declined to $.74 per BOE from the $.80 per BOE reported in last year's quarter.

         INTEREST EXPENSE. Interest expense was $4.7 million for the quarter ended September 30, 2000, compared with $6.6 million for the 1999 third quarter, a decrease resulting primarily from lower long-term debt levels (see Notes 3 and 4 to the interim consolidated financial statements included in this Form 10-Q).

         INCOME TAX PROVISION. The Company recognized an income tax provision of $13.6 million and $.7 million in the third quarter of 2000 and 1999 respectively, based on an effective combined federal and state income tax rate of 38.3%. The tax provision for the third quarter of 1999 was lower due to losses accumulated in the first eight months of the year.

         PREFERRED STOCK DIVIDENDS. The Company paid approximately $1.5 million in preferred stock dividends, in additional Preferred Stock, in the quarter ended September 30, 2000 on the Preferred Stock issued on March 20, 2000 (see Notes 1,3 and 7 to the interim consolidated financial statements included in this Form 10-Q).

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         NET INCOME. Net income for the nine months ended September 30, 2000 was $43.1 million compared to net income of $1.1 million reported for the same period last year. Several factors contributed to the improvement in earnings. Higher realized liquids and natural gas prices, lower lease operating and interest expenses and lower 2000 depletion, depreciation and amortization expense were the main contributors to the increase in earnings.

         PRODUCTION. On an equivalent unit basis, liquids and natural gas production was 12,469 MBOE in the first nine months of 2000 compared with 14,062 MBOE reported for the comparable 1999 period. Net liquids production was 5,510 MBbls for the first nine months of 2000 and 5,995 MBbls for the same period in 1999. Net gas production was 41,756 MMcf in the 2000 period compared to 48,400 MMcf reported for the 1999 period. Production of both liquids and natural gas declined as the Company significantly reduced its capital expenditure program during the reorganization, thereby limiting the Company's ability to maintain production rates through workovers, recompletions and new drilling. The limitation on capital spending continued until February 15, 2000, at which time the Company emerged from bankruptcy (see Notes 1 and 3 to the interim consolidated financial statements included in this Form 10-Q).

         REVENUES. Revenues were $248.5 million for the nine months ended September 30, 2000 compared to the $192.5 million reported for the comparable 1999 period. Average net realized liquids prices increased to $22.61 per Bbl for the 2000 period, a 57% increase over the $14.42 per Bbl received during the same period in 1999. Average net realized natural gas prices increased to $2.95 per Mcf for the nine months ended September 30, 2000, a 35% increase over the $2.18 per Mcf reported for the comparable 1999 period. Average prices received at the field level for the 2000 period were $27.04 per Bbl and $3.47 per Mcf for liquids and natural gas, respectively. The net effect of financial hedging instruments on revenue for the first nine months of 2000 and therefore, on realized prices, was a $24.5 million decrease in liquids revenue and a $21.7 million decrease in natural gas revenue. Average prices received at the field level for the comparable 1999 period were $14.49 per Bbl and $2.05 per Mcf for liquids and natural gas, respectively. The effects of hedging activities during the first nine months of 1999 were a $.4 million decrease in liquids revenue and a $6.1 million increase in natural gas revenue (see Note 6 to the interim consolidated financial statements included in this Form 10-Q).

         LEASE OPERATING EXPENSES. Lease operating expenses decreased 11% to $59.8 million for the nine months ended September 30, 2000 compared to the $67.3 million reported for the same period in 1999. The decrease related primarily to a reduction in workover costs and the development of operating efficiencies during the reorganization proceedings, offset in part by recent overall increases in market rates and prices charged by service providers. Total lease operating expenses declined by $7.5 million and lease operating expenses on an equivalent unit of production basis, despite lower production volumes, remained relatively flat at $4.80 compared to $4.78 per BOE for the 1999 period.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense decreased 7% to $84.2 million for the nine months ended September 30, 2000, compared with $90.7 million reported for the same period in 1999. The decrease was due to previously discussed decrease in production, offset by the increase in the DD&A rate from $6.45 per BOE in 1999 to $6.75 per BOE in 2000.

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative expenses, net of capitalized internal costs and overhead reimbursements, were $13.1 million for the nine months ended September 30, 2000, compared to $10.2 million for the comparable 1999 period. Reductions in general and administrative expenses relating to 1999 company-wide staff reductions were offset by reorganization-related severance costs paid or accrued in the second quarter of 2000. On a per BOE produced basis, general and administrative expenses increased to $1.05 per BOE from $.72 per BOE reported in last year's nine month period because of the severance costs. Exclusive of severance costs, general and administrative costs would have been $.77 per BOE in the 2000 period.

         INTEREST AND OTHER INCOME. Interest and other income was $2.0 million in the nine months ended September 30, 2000, compared with $6.9 million in the 1999 period. The decrease related primarily to the Company's recognition in

March 1999 of a $5.5 million settlement on the cancellation of hedging contracts by the counterparties subsequent to the Company's Chapter 11 bankruptcy filing (see Notes 1 and 3 to the interim consolidated financial statements included in this Form 10-Q).

         INTEREST EXPENSE. Interest expense was $14.4 million for the nine months ended September 30, 2000, compared with $24.2 million for the 1999 third quarter, a decrease primarily due to the reduction in long-term debt pursuant to the execution of the Company's bankruptcy Plan of Reorganization (see Notes 3 and 4 to the interim consolidated financial statements included in this Form 10-Q) and the Company's discontinuation of the accrual of interest expense on the 9 1/2% and 8 1/2% Senior Subordinated Note issues on March 21, 1999.

          INCOME TAX PROVISION. The Company recognized income tax provisions of $28.2 million and $.7 million in the first nine months of 2000 and 1999 respectively, based on an effective combined federal and state income tax rate of 38.0%. The Company recorded only a marginal tax provision in the 1999 period because of losses accumulated during the first eight months of the year.

         PREFERRED STOCK DIVIDENDS. The Company paid $3.0 million in preferred stock dividends, in additional Preferred Stock, during the nine months ended September 30, 2000 on the Preferred Stock issued on March 20, 2000 (see Notes 1, 3 and 7 to the interim consolidated financial statements included in this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES

         The Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves in the ordinary course of business. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, public and private offerings of debt, temporary borrowings under its senior credit facility and other financings. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas. Lower production associated with reductions in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations in the current fiscal year and later years, which could have a material adverse affect on the Company. Such a decline in prices or production could also adversely affect the amount that the Company could borrow under its senior credit facility. The availability of capital to the energy industry, in general, and specifically from the public equity and debt markets, is also influenced by prevailing market sentiment that might be totally unrelated to the industry's current performance or that of the Company.

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

         On March 20, 2000 the Company received $40.0 million, $38.8 million net of offering costs, in proceeds from a preferred stock and warrants issuance required by the Plan of Reorganization (see Note 3 to the interim consolidated financial statements included elsewhere in this Form 10-Q). The proceeds were used to pay down amounts drawn under the Revolver. At October 31, 2000, $180.0 million was utilized under the Revolver with $64.5 million available for general corporate purposes.

         Historically, the Company has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public offerings of equity, private offerings of debt, borrowings under its senior credit facility and other financings. The Company's primary sources and uses of funds for each of the periods presented were as follows:

                                                                                  (IN THOUSANDS)
                                                              --------------------------------------------------------
                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                              --------------------------------------------------------
                                                                 2000           1999          2000           1999
                                                              ----------   -------------  ----------     -------------
                                                               SUCCESSOR   PREDECESSOR    SUCCESSOR       PREDECESSOR
                                                                COMPANY      COMPANY       COMPANY          COMPANY
                                                              ----------   -------------  ----------     -------------
Net cash provided by operating activities before
     reorganization activities                                $  114,689   $      40,777    $ 149,635    $    94,622
Cash used in reorganization activities                            (2,974)         (1,689)     (56,760)        (2,292)
Borrowings under the Senior Credit Facility                       64,500              --      134,557         26,473
Repayments under the Senior Credit Facility                      (60,500)             --     (209,030)        (8,700)
Issuance of common and preferred stock                             2,507              --       41,497            310
Capital expenditures                                             (65,600)        (18,529)    (154,524)       (43,975)


         Working capital at September 30, 2000 was $3.0 million compared to $35.8 million at December 31, 1999. The reduction in working capital relates primarily to a decrease in cash balances on hand from $96.5 million at December 31, 1999 to $1.3 million at September 30, 2000. The decrease in cash relates principally to the implementation of the Plan and the associated cash distributions to secured creditors. The decrease in cash was partially offset by an increase in cash prepayments paid to others for capital activities on non-operated properties of approximately $4.7 million.

         Cash flow from operating activities before reorganization activities was $149.6 million in the first nine months of 2000 compared to $94.6 million in the 1999 period.

         Capital expenditures were $154.5 million for the nine months ended September 30, 2000, compared with $44.0 million for the 1999 period. Capital expenditures were lower in the 1999 period due to the Company's lack of available capital preceding, and spending limitations subsequent to, its March 21, 1999 Chapter 11 bankruptcy filing. Capital expenditures in the nine months ended September 30, 2000 were funded by cash flow from operations. The Company's capital expenditure program for the year 2000 is planned at approximately $182 million, all of which is expected to be funded by cash flow from operations.

         Management believes that cash flow from operations and temporary borrowings available under the New Senior Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements remaining for 2000. However, because future cash flows and the availability of financing are subject to a number of variables, such as oil and gas prices, production operations, drilling results and the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures and to fund future acquisitions. Additional debt and equity financings or an increase in the size of the Senior Credit Facility may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 is applicable beginning with the Company's fourth quarter of 2000 consolidated financial statements. Based on the Company's current analysis, SAB 101 will not have a material impact on the financial results of the Company.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto, duly authorized, in the City of Metairie, State of Louisiana, on the 14th day of November, 2000.

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